Form 10-K
period 1996-03-31
STARBASE CORP
filed 1996-07-01
CIK 911577

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                /X/  ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended March 31, 1996


                       Commission File Number:   0-25612

                             STARBASE CORPORATION
            (Exact name of Registrant as specified in its charter)

               Delaware                            33-0567363
     (State or Other Jurisdiction of            (I.R.S. Employer
     Incorporation or Organization)          Identification Number)

     18872 MacArthur Boulevard
          Irvine, California                          92715
(Address of principal executive offices)            (Zip code)

                                (714) 442-4400
             (Registrant's  telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:

                             TITLE OF EACH CLASS:
                             --------------------
                         Common Stock, $0.01 par value

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1996 was $90,301,000.

Number of shares outstanding
  as of May 31, 1996:  Common Stock:              12,178,259
                       Series C Preferred Stock:     250,000

Documents Incorporated by Reference: Proxy Statement for 1996 Annual Shareholders' Meeting; Part III.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Part I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
    Company Formation and Acquisition. . . . . . . . . . . . . . . . . .     3
    Product History and Company Reorganization . . . . . . . . . . . . .     3
    Integrated Team Environment (ITE) Background . . . . . . . . . . . .     5
    Platform Opportunities: "The Market Opportunity" . . . . . . . . . .     5
    Industry Background. . . . . . . . . . . . . . . . . . . . . . . . .     7
    StarBase Strategy. . . . . . . . . . . . . . . . . . . . . . . . . .     8
    StarBase ITE Products. . . . . . . . . . . . . . . . . . . . . . . .     9
    Competition. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
    Marketing and Sales. . . . . . . . . . . . . . . . . . . . . . . . .    13
    Proprietary Rights . . . . . . . . . . . . . . . . . . . . . . . . .    14
    Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
    Forward Looking Statements . . . . . . . . . . . . . . . . . . . . .    15
    Risk Factors . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
  Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . .    15
  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    16
  Item 4. Submission of Matters to a Vote of Security Holders. . . . . .    16
Part II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
  Item 5. Market for Registrant's Common Equity. . . . . . . . . . . . .    17
  Item 6. Selected Financial Data. . . . . . . . . . . . . . . . . . . .    17
  Item 7. Management's Discussion and Analysis
  of Financial Condition and Results of Operations . . . . . . . . . . .    19
    Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .    19
    Liquidity and Capital Resources. . . . . . . . . . . . . . . . . . .    20
  Item 8. Financial Statements and Supplementary Data. . . . . . . . . .    21
  Selected Quarterly Financial Data (Unaudited). . . . . . . . . . . . .    21
  Item 9. Changes in and Disagreements with Accountants
  on Accounting and Financial Disclosure . . . . . . . . . . . . . . . .    21
Part III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 10. Directors and Executive Officers of The Registrant. . . . . .    22
  Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . .    22
  Item 12. Security Ownership of Certain Beneficial
  Owners and Management. . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 13. Certain Relationships and Related Transactions. . . . . . . .    22
Part IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
  Item 14. Exhibits, Financial Statement Schedules,
  and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . .    22
    (a) (1) Financial Statements . . . . . . . . . . . . . . . . . . . .    22
    (a) (2) Financial Statement Schedules. . . . . . . . . . . . . . . .    23
    (a) (3) Exhibits With Each Management Contract or
    Compensatory Plan or Arrangement Required to be Filed Identified . .    23
    (b) Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .    23
    (c) Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23
    Report of Independent Accountants. . . . . . . . . . . . . . . . . .    26
    Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .    27
    Consolidated Statements of Operations. . . . . . . . . . . . . . . .    28
    Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .    29
    Consolidated Statements of Shareholders' Equity. . . . . . . . . . .    30
    Notes to Consolidated Financial Statements . . . . . . . . . . . . .    31

PART I

ITEM 1. BUSINESS


COMPANY FORMATION AND ACQUISITION

StarBase Corporation (the "Company" or "StarBase") was incorporated in California on September 6, 1991 as NeuroStar Corporation ("NeuroStar"). In 1992, the shareholders of NeuroStar entered into a plan of reorganization and a share exchange agreement (the "Reorganization") with Pacific National Seafarms Ltd. ("PNA"), a company incorporated in British Columbia and listed on the Vancouver Stock Exchange ("VSE"). Subsequently PNA merged into a wholly-owned subsidiary ("StarBase Delaware") incorporated in the State of Delaware, with StarBase Delaware surviving the merger under the name StarBase Corporation.

On April 6, 1995, the Company underwent a one-for-three reverse stock split of its Common Stock (the "Reverse Split"), in which every three of its issued shares were consolidated into one share of Common Stock. All share numbers contained in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Split.

The Company's address is 18872 MacArthur Boulevard, Irvine, California 92715. The Company's registered office is in the City of Wilmington, County of New Castle, Delaware. Its telephone number is (714) 442-4400. The Company's federal tax identification number is 33-0567363.


PRODUCT HISTORY AND COMPANY REORGANIZATION

The StarBase product plan has evolved significantly during the past two years. Even though the Company is still focused on the basic business need of increased software development productivity, the Company has shifted its focus to the team productivity market which management believes is a different and larger market opportunity. The Company was reorganized in 1995 and 1996 to reflect this change in product and market focus.

StarBase was founded to solve a critical business problem that has plagued the software industry for the past two decades, namely the inability of software development projects to deliver software products on time and within budget. The industry solution to this problem has been to improve the development tools for programmers and, most recently, Integrated Development Environments ("IDE") for programmers. Although, the industry's major software companies have made significant improvements in IDE product offerings, i.e., Microsoft Visual C++, Microsoft Visual Basic, Powersoft PowerBuilder, Borland Delphi, etc., the industry press has continued to report that the majority of software projects continue to come in late and over budget.

The StarBase business plan was initially based on the proposition that the software development productivity problem was intrinsic to the architecture of the industry's IDE product offerings. The solution to this problem and the Company's operating premise was that proper architecture and additional product features were required. Thus, the Company started development of a next-generation, object-oriented IDE that included a database component, a high-level language, language tools, graphical design tools and a team development environment. Part of this decision was based on the fact that competitive IDEs were neither completely object-oriented nor integrated all the components necessary to build complete applications. By 1993, the Company had made significant progress toward the creation of the StarBase object-oriented IDE and had formed a consulting organization that was capable of building proof-of-concept applications for Fortune 1000 companies.

During 1993 and 1994, however, the Company concluded, based on market research, that a next generation IDE would not be a lasting solution to the software development productivity problem. During 1994, marketing feedback on the Company's initial products, Versions and TSMS, indicated that the critical problem was no longer code production by programmers, but rather the team processes of collaboration, work flow and project management. Even though neither Versions nor TSMS was a complete team-oriented product, they contained many critical elements of such a product. In addition, industry work flow research began to indicate that task completion such as programming represented only 10-30% of the productivity problem and that process cycle time from team processes represented approximately 70-90% of the problem. The Company concluded that the big productivity payoff was no longer in IDE improvement, but in developing a complementary integrated team environment ("ITE") family of products. Thus, the Company decided to transition from concentrating on the less important problem of code production, to focusing on the development of ITEs that improve collaboration, work flow and project management.

Although the Company believes that an ITE for software projects offers significantly greater productivity gains than a programmer IDE, the Company also recognizes that the two product categories operate in an interrelated fashion to provide the greatest overall productivity gains.

The development of StarBase ITE products was, to a large measure, simplified by the fact that the partially developed StarBase IDE contained many important elements of the new ITE concept. The Company also concluded that if the ITE component was separated from the StarBase IDE, it could not only function as a stand-alone product, but could be used to complement IDEs offered by many of the largest software companies. Thus, the technology base under development during the first two years was refocused entirely on the production of a complete ITE product line, commencing with the StarTeam 1.0 product. StarTeam
1.0 entered beta testing in June 1995 and commercial shipments began in January 1996.

In addition, management concluded that the StarBase ITE products would find a much larger customer base if they could be broadened to encompass non-programming professionals. The Company's long term marketing plan was therefore redirected toward enterprise product development teams, including teams involved in the development of architectural drawings, product design, complex document creation, software programming, etc.

The first new market identified by the Company, beyond traditional software development, but directly related to it, was Internet web site development. Management believes that web site development and maintenance has become a significant problem. Teams of writers, graphic artists and programmers work together at web sites to develop, maintain and manage web sites, often containing thousands of web pages. The problems of team communication, version control, collaboration, work flow and project management are identical to problems of traditional software development. The ITE product design has been extended to solve this Internet problem. A new StarBase add-on product, StarTeam WebConnect, has been designed and developed, and entered beta testing in June 1996.

Concurrently management realized that ITE addresses a universal software problem that extends into the much broader market of white collar professionals. Teams of knowledge workers within an enterprise work together to develop a broad range of products that are stored in electronic media -- financial reports, policy manuals, advertising, architectural drawings, product designs, etc. The team product development problems are identical to those found in software and web site development. At this time, the Company is not aware of products that adequately address these needs and believes that an extended ITE product line based on StarTeam may provide a solution. The Company has not presently begun such development.

During 1995, the Company was restructured to support the new product and marketing plans for the StarBase ITE product line. The 26 person consulting organization was no longer required for product proof-of-concept and was discontinued over several months. Other headcount reductions occurred due to lay-offs and attrition, resulting in an overall reduction from approximately 90 employees to 26 by the end of 1995. The Company began to recruit new marketing and sales personnel in early 1996 to implement the market introduction of the ITE product line.

INTEGRATED TEAM ENVIRONMENT (ITE) BACKGROUND

Currently, software development teams have difficulty building quality application software on time and within budget. Management believes that more than half of the software development projects initiated by large companies will cost significantly more than estimated, and will be delivered much later than originally committed. The software industry has thus far addressed this problem by offering more programmer development tools which are easier to use.

Programmer development tools are used to create software applications and include programming languages (traditional and 4GL), database management systems (relational and object-oriented), computer-aided software engineering ("CASE"), artificial intelligence ("AI"), expert systems, and other object-oriented technologies. Microsoft, PowerSoft, Oracle, Sybase, and IBM are leading vendors within the current market.

Programmer development tools have evolved from single tools, such as a database or a programming language, to sets of interrelated tools that are designed to work together in a single work environment. This advanced programmer development tool, called an IDE, provides significant programmer productivity improvement by seamlessly combining several inter-related programming tools into a single productivity enhancing product. Typically, an IDE will combine a programming language, with an editor, compiler, debugger, graphical user interface design tool and database access. IDEs such as Microsoft's Visual C++ and Visual Basic, Borland's Delphi, Borland's C++, Symantec's C++, and PowerSoft's PowerBuilder are the programmer development tools unit sales leaders. Despite significant progress in programmer productivity tools in the industry, the majority of software projects continued to come in late and over budget. Based on focus group studies and market research conducted by the Company, management concluded that most delays, cost overruns and required redesigns are related to inefficiencies in collaboration, work flow and project management rather than to individual programmer productivity.

Team tools for personal computers such as software configuration management ("SCM") for the management of team programming code, collaboration tools that provided electronic discussion facilities, project management, work flow and defect tracking began to appear in the 1980s. It was becoming widely recognized that team process tools offered significant productivity improvements. Work flow studies began to show that team productivity is primarily dependent on the rapid transfer of information and work between team members. Admittedly, the reduction of task time in a software project through individual programmer productivity improvements incrementally reduces the overall process time, but improvements by orders of magnitude can be attained through team process improvements. Thus, the Company concluded that team-oriented development tools, and in particular, ITEs that reduce the time to transfer information and facilitate work flow between team members, are an important solution to the software development productivity problem.


PLATFORM OPPORTUNITIES: "THE MARKET OPPORTUNITY"

WINDOWS 95, WINDOWS NT AND UNIX. Management believes that there is a significant backlog of new software application development within the Fortune 1000. As a result, management believes that application development responsibility is migrating out of the MIS organization and into the operating divisions of these corporations. In response to this trend, software companies are offering a new generation of object-oriented, client-side development tools to satisfy these departmental, desktop application development needs.

Moreover, the movement of application development to corporate operating divisions, in combination with the tools that enable the rapid development and deployment of applications, has resulted in smaller, multi-disciplinary teams. These teams not only include programmers and testers, but individuals from the operating segment who develop the requirements for an application or, in the end, are the actual users.

SCM products address one aspect of team productivity focused on the software developer, the check-in and check-out of software code and documents and the maintenance of these in a secure repository. SCM products are used to manage and to maintain the software code and documents during the development of software applications. However, neither IDE nor SCM tools were designed to address critical team productivity issues such as electronic collaboration between team members to resolve design issues, determine functional specifications or discuss software defects. Automated work flow between team members to reduce cycle time is also not addressed by these products. Yet, these are all critical team productivity issues.

The StarBase ITE products augment and complement existing IDEs and are built on an SCM foundation. It is expected that StarTeam will be offered as a component of the leading IDEs, offering programmers ITE capabilities within their IDE environments (StarTeam for Visual C++, StarTeam for Visual Basic, etc.) StarTeam will also be offered as a stand-alone ITE product that operates with all the major IDEs and offers collaboration, work flow and document configuration management services to non-programming personnel who also participate in application development projects.

StarBase is seeking to significantly participate in the IDE market through strategic alliances and OEM license agreements with the major IDE vendors, offering StarTeam as an integral component of their IDE. StarBase expects the IDE integrated StarTeam components, offered to such major vendors, to create market pull-through for the stand-alone StarTeam product. The stand-alone StarTeam extends SCM and ITE capabilities to other members of the project team who do not use professional application development tools. While the company fully intends to pursue these opportunities, there can be no assurances that the Company will be able to form the strategic alliances or enter into OEM license agreements with major IDE vendors.

INTERNET DEVELOPMENT. In the latter half of 1996, StarBase plans to introduce an add-on product, StarTeam WebConnect, that extends StarTeam 2.0 for use with Internet and intranet servers; intranet is the use of Internet technology inside a company but not being connected to the Internet. StarTeam WebConnect builds on all the integrated capabilities of StarTeam and adds a set of features aimed specifically at web content developers and web site managers. Through StarTeam WebConnect, web content authors, graphic artists and other contributors, and web masters can manage their web page development files into a StarTeam project and easily control the publishing of their web pages. Web site visitors are able to directly report problems and hold electronic conversations about each file published.

The growth of the Internet and intranet markets represent a new alternative in the manner that enterprises develop and disseminate internal and external information. Currently most changes to a corporate web site must go through a web master or web administrator. As more companies find themselves communicating and doing business over the Internet or corporate intranets, the need for tools to support this unique type of development becomes critical. With tools such as StarTeam WebConnect, authorized users can access detailed audit trails of development, check files in and out for editing, and retrieve past versions of web site files. Using StarTeam WebConnect, these users can send information directly to a web site, easing the burden for web administrators. Without a product such as StarTeam WebConnect, it is difficult to control the configuration of a web site, leading to invalid hyperlinks and inconsistent information. Additionally, as web pages are constantly undergoing change and updates, maintaining version control of web page information prevents potentially costly information errors.

Market size information and consequently revenue potential cannot be determined at this time as the Company believes that StarTeam and its extensions represent new market opportunities. Although marketing information for Software Configuration Management is available, StarTeam integrates tools from other markets such as defect tracking and collaboration into SCM. Market size information for web site development and white collar professional development teams is not available. The Company believes that these new markets are potentially much larger than the SCM market.

INDUSTRY BACKGROUND

The software industry is undergoing a shift in product needs. The widespread availability of faster and more powerful computer hardware and peripherals at relatively lower prices has created demand for computers as an integral part of business operations. Moreover, users are demanding more and better access to information. As a result, computer needs are shifting from a host-oriented mainframe and minicomputer architecture to a client/server and network computing architecture. The industry's goal is to quickly and efficiently deliver information to the point of need, at a lower cost. In a client/server application environment, corporate data typically resides on dedicated processors which can be accessed directly by networked personal computers, known as clients, and manipulated by most users within the organization.

The Company believes that the growing demand for client/server applications has created a large backlog for new, unique, unwritten applications. Despite the advent of a variety of new software technologies (CASE, relational database management systems and 4GL), cost overruns, abandoned projects and ill-performing systems continue to plague information system managers.

Even though programmers worldwide are estimated to produce twice as much code today as in 1970, the process of application development has not changed appreciably for almost three decades. For the most part, applications remain complex, hand-crafted works built by expert programmers, one line of code after another. Each program must be tested, debugged and tested again in order to produce a reliable application. The resulting application is typically too inflexible to accommodate the inevitable modifications needed to reflect the changing needs of business, thus requiring the whole cycle to start over again.

Currently, programmer tools are very complex, and require a high degree of specialized knowledge to use. To build effective software applications, programmers must work in teams with people from other professional disciplines. Programmers, technical writers, test engineers, and end-user representatives are expected to work together to build applications, yet the nature of their work requires them to work in relative isolation. As a result, software projects are very time-consuming and error-prone, requiring extensive testing of applications which is an inherently expensive process. Often, more time is spent reconciling incompatibilities between pieces of software code written by different developers than is actually spent in developing the code.

Programmer development tools do not resolve this issue. Current tools lack the attributes of ITE products that automate communication, allow for programmer collaboration and optimize the flow of work. StarBase believes object-oriented ITEs provide an important solution to the problem by providing an integrated environment that surrounds the currently disparate development tools such as relational database management systems ("RDBMS"), 4GL, and graphical user interface ("GUI") builders.

OBJECT-ORIENTED IDES ADDRESS PART OF THE PROBLEM. Object-oriented technology advances a new, more effective approach to developing software applications. This technology allows programmers to represent business models in software applications that closely correspond to real-world business relationships. Object-oriented programming is based on constructing software in terms of building blocks called objects. These objects, which may be simple or complex, can be defined and modified independently, used as-is in new applications or extended to create new functionality. As a result, object-oriented technology offers substantial productivity gains for developers.

Many major vendors have initiated research and development efforts in the object-oriented technology arena, and there has been substantial investment in start-up companies promising to deliver tools that directly address these issues. Furthermore, the key to improved application development productivity lies in the construction of applications from re-usable parts. The Company believes that application development utilizing component construction techniques will yield significant improvement in the development and maintenance of new applications.

Management believes that applications built on a foundation of both object-oriented software and team-oriented development tools are generally more quickly and more reliably developed than their monolithic (non-object oriented) counterparts. They are generally more flexible and more easily modified than the non-object oriented counterparts, are more easily distributed throughout a network to the point of work, and take advantage of the economics of client/server computer platforms.

ITE PRODUCTS COMPLETE THE SOLUTION. Object-oriented software development methods have substantially changed the manner in which development teams operate. Team members now utilize re-usable components rather than develop code from the ground up. Teams are now typically smaller in size and require better communication among their members. Teams are often formed on an as-needed basis to produce applications that directly address the defined business needs.

Many vendors are delivering object-oriented or hybrid tools that provide enhanced individual programmer productivity. They are focused on traditional enabling technologies, such as C++ compilers, debuggers, browsers, RDBMS, 4GL, and cross-platform development tools, among others. By contrast, the Company is focused on products that enable multiple programmers to increase productivity within a team environment. The Company believes that its new approach to Windows and Internet application development has created a new product category with a focus on integrating the team into a collaboration, efficient work flow environment. Furthermore, StarBase's ITE products bind together many of the individual object oriented and hybrid tools into a collectively more powerful application development environment.

The most important attribute for an effective team-oriented tool is that it be unobtrusive. That is, it needs to deliver only the work that needs to be acted upon. Programmer productivity is significantly reduced when concentration is interrupted by team administrative tasks or meetings. Yet programmers need to share information in order to collaborate effectively. At the same time, managers need to know the status of work-in-process in order to make decisions. StarBase products are intended to enable uninterrupted programmer productivity by offering electronic collaboration, automatic work flow routing and on-line access to project status.

The Company believes that ITEs that integrate into an IDE as a component are more effective than using non-integrated tools in combination. In particular, the Company believes users achieve greater functionality and programmer productivity using an ITE that is fully integrated into the IDE environment than can be achieved with separate, non-integrated ITE components such as version control, defect tracking and electronic mail. As evidenced by Visual Basic, Visual C++, Delphi, PowerBuilder, and others, the software industry is quickly moving toward IDEs that offer integrated development tools within the programmers environment. StarTeam complements the industry's direction through the high level of integration of its ITEs into the leading IDE. StarTeam components are intended to extend the tool set found within industry leading IDEs. To date, the Company is not aware of any other vendor that has achieved this level of integration in its product.

STARBASE STRATEGY

StarBase's strategy is to develop, market, and support a product line of team-oriented, client/service products that address the evolving needs of a wide range of computer users. The Company seeks to develop products that are easy to use, offer increased functionality at attractive prices, feature familiar user interfaces, and deliver a high degree of integration. In developing its products, the Company relies on a combination of internal product development efforts and complementary technologies and products from third parties.

The Company is striving to be first to market with an ITE product line, to deliver "best-of-breed" products, to establish and maintain significant market share, to achieve profitability without sacrificing long-term growth opportunities and to deliver products that offer significant real value to the customer by containing the cost of development.

The key elements of the Company's strategy are to:

     ACHIEVE EARLY MARKET ACCEPTANCE AND AWARENESS. A key element of the Company's overall strategy involved achieving both industry and customer awareness and credibility in 1995, in preparation for the Company's 1996 product launch of its ITE platform, and subsequent introduction of its Internet and intranet product lines. The introduction of the StarTeam product line, product recognition awards from the industry, and the successful expansion of the reseller channel has established a solid foundation within the team-oriented target market for the next phase of the Company's strategy.

     ESTABLISH A UNIQUE MARKET POSITION WITH THE INTRODUCTION OF STARTEAM. With the introduction of StarTeam, the Company believes that it has a product offering improvements over other available products unmatched by any individual competitor. The Company is not aware of any commercially available team-oriented product with the capability, integration, and local and wide area communications represented by the StarTeam 2.0 suite of products: StarTeam 2.0, StarTeam Server 2.0, and StarTeam WebConnect. These products represent a new class of software development tools which should uniquely set the Company apart from its competition.

     EXPAND MARKET ACCESS THROUGH THE INTERNET, PARTNERSHIPS AND INDUSTRY ALLIANCES. The Company is seeking to expand the market for its ITE products by aggressively pursuing partnerships and alliances with industry leading vendors. It is intended that StarTeam be integrated as a component into several IDE products from the leading vendors through OEM and technology licensing agreements, while the stand-alone product be offered through joint marketing and distribution agreements. The Company believes that the integration of StarTeam 2.0's WAN, intranet and Internet capabilities into various companies' IDEs provides an attractive means of supporting distributed software development teams. StarBase will aggressively pursue OEM relationships to provide such integrations, as well as sell the product on a stand-alone basis.

     EXPAND ITEs THROUGHOUT THE ENTERPRISE. The Company believes its team-oriented technology was initially designed for software development collaboration, can be adapted to encompass generic, collaborative work flow throughout the enterprise. StarBase intends to leverage its existing technology to other functional areas within the enterprise that will result in new market opportunities for the Company outside the software development segment. The initial targets are web site development and white collar professional product development. The Company believes that the extension of ITE capabilities from software development to web site and white collar office product development will offer significant market expansion to the Company.


STARBASE ITE PRODUCTS

StarBase Corporation develops, markets and supports computer software defined as ITE product development tools that address the evolving needs of a wide range of personal computer users and are designed for computers running Windows, Windows NT, Windows 95 and UNIX operating systems within a client/server environment. The Company's products are used in a variety of personal computer environments, including desktop, laptop and notebook computers, as well as local and wide area networks ("LAN" and "WAN"). In the Spring of 1996, the Company commenced beta testing the Internet ITE products.

Product capabilities for StarTeam, the Company's flagship product, currently include configuration management, threaded conversations (a specialized form of collaboration management), defect tracking (providing elements of both collaboration and work flow), and change control auditing (a component of project management). Team administration commonly found in configuration management systems such as version control, branching, merging, and archiving is also included. The first ITE product, StarTeam 1.0, was released in January 1996 and has gained critical acclaim from the industry press and independent testing laboratories. Future releases of StarTeam are planned to include team decision management, work flow management, online work flow analysis and optimization, software complexity analysis, test coverage analysis, text retrieval, image processing and extensive project management facilities.

The StarTeam CM component is used as the repository to store and manage the team's work-in-process and the final work product developed by the team, i.e. a software application, design documents, set of architectural drawings, etc.
The other major components of StarTeam, collaboration, workflow and project management, provide views into the CM repository. For example, since collaborative team discussions are about the work-in-process, StarTeam provides an automatic connection or view from a particular team discussion to a work-in-process stored in the repository. Similarly, since the purpose of workflow is to distribute tasks to team members, assigning a specific work product to them, StarTeam associates the team member's task with a work product that is stored in the repository. Additionally, since project management provides a view of the status or change in status of a team work product, StarTeam automatically connects project status reports to the work-in-process stored in the repository.

Although StarTeam is much more than CM, it is also very competitive at the CM level. Competitive CM products have traditionally been designed specifically for software engineers and are referred to as SCM. In contrast, StarTeam was designed for both engineers and non-engineers, providing a broader CM system with distinct competitive, advantages for teams that include non engineers. To test the broader user environment for CM products, the Company introduced two initial products in late 1993, Total Software Management System ("TSMS") for the high-end of the version control market and VERSIONS for the low-end of the market. TSMS and Versions provided valuable market information on the appropriate user interface for version control and configuration management technology. StarTeam 1.0 was developed from the Versions code base and was based on marketing feedback from Versions and TSMS users. StarBase products have received recognition from trade publications and endorsements from other leading software vendors.

Since neither TSMS nor Versions represent the longer term direction of the Company, TSMS has been licensed to Progress Software under an OEM agreement, and sales of Versions have been de-emphasized pending introduction of StarTeam
1.0 which includes all the features of Versions as well as other features described above. StarBase has since upgraded TSMS for compatibility with Progress Software's ProVision Version 8 and in November 1995, the first copy of TSMS was sold through Progress Software.

The StarTeam family of products are targeted toward three distinct market segments. StarTeam 1.0, introduced in January 1996, is designed for the SCM market and, like competitive products, operates in a LAN environment. StarTeam
2.0 is a suite of three products: StarTeam 2.0, StarTeam Server 2.0 and StarTeam WebConnect. These products are designed to substantially improve the reach, flexibility and productivity of software development teams by extending StarTeam functionality from LANs to WANs, intranets and the Internet. StarTeam
2.0 and StarTeam Server 2.0 combine to provide enhanced performance and security using client/server technology, while StarTeam WebConnect allows customers to "publish" their documents under StarTeam control across any LAN, WAN, intranet or the Internet to any authorized user who has a standard web browser. StarTeam WebConnect accomplishes this by dynamically generating the hypertext markup language ("HTML") text that web browsers expect, from project data in the StarTeam repository. Because StarTeam WebConnect converts StarTeam project information to HTML in real time, access to StarTeam documents and data is now possible for the first time from non-Intel platforms, such as Macintosh and UNIX systems. The StarTeam 2.0 products are expected to be commercially released in the third calendar quarter of 1996.

A follow-on product for 1997, code-named OfficeTeam, will be targeted toward white collar professionals to enable team development across the Internet of financial reports, architectural drawings, electronic designs, etc. StarTeam WebConnect and OfficeTeam, like StarTeam, will enable the formation of virtual teams across the Internet and intranet teams across functional boundaries within an enterprise.

The ultimate goal of the Company is to provide a seamless team-oriented productivity environment by offering a family of ITE products for the professional programmer, Internet Web site developer and teams of other workers and professionals within an enterprise engaged in producing business documents. From its current base of products, the Company intends to introduce a family of new StarTeam products in 1996 and 1997 that the Company believes will establish it as a leading provider of ITE software.


COMPETITION

The market for application-development system software products is intensely competitive. The major developers and competitors of the SCM component of StarTeam include Intersolv, Inc. and Mortice Kern Systems, Inc. ("MKS"). In addition, Microsoft recently purchased SourceSafe, a version control product with increasing market presence. Atria's ClearCase and SofTool's CCC/Harvest products compete with TSMS at the high end of the configuration management market. At this time, the Company knows of no company that offers the comprehensive ITE tools found in StarTeam, nor the Internet management capabilities that are present in StarTeam WebConnect. Intersolv, Inc., MKS, Microsoft, Atria and others offer SCM capabilities that are similar to those offered by StarTeam. MKS and others have introduced configuration management products for the Web that offer some features that will be included in StarTeam WebConnect. MKS has entered into an OEM agreement with Netscape for its web configuration management product.

Most of these companies have established greater market recognition and have substantially greater financial, technological, production and marketing resources than the Company. The Company, however, is not currently aware that any of these companies are developing ITEs such as StarTeam that provide a comprehensive set of ITE capabilities that go beyond SCM to include defect tracking, decision management and threaded conversations, as components that integrate with one another and within the leading IDEs. StarBase believes that this level of integration is complementary to the industry direction of providing an increasing number of development tools as integral parts of IDE. StarTeam accomplishes this by simply extending the number of programmer development tools available in an IDE to include ITE components. By offering nonintegrated components the management of StarBase is of the opinion that offerings from leading SCM companies such as Intersolv, Inc. and Atria are contrary to the current industry direction.

The market for the Company's products has different competitive characteristics by category of product and target market:

     SOFTWARE CONFIGURATION MANAGEMENT (SCM) -- STARBASE TSMS. StarBase TSMS is a high-end configuration management system designed specifically for Progress Software's ADE (ProVision) and utilizes the Progress 4GL as its implementation language. Intersolv, Inc.'s PVCS, Atria Corporation's ClearCase and SofTool Corporation's CCC/Harvest, although leading SCM vendors in the high-end market, are not designed specifically for the Progress environment. The competitive products offer comprehensive version control, high performance, efficient workspace management, accurate and automatic build processes, and scale to the enterprise level.

     ITE - STARTEAM. A full service ITE will incorporate a number of software categories including on-line decision management, project status, software component analysis, version control, software configuration management, defect tracking, conversation management and work flow with role management. The Company plans to integrate these eight functional areas into a new category or class of product, an ITE. Although StarTeam 1.0 integrates only items 4 through 8, below, at this point in time, the Company knows of no other vendor attempting to integrate these software categories into a complete solution. However, several of these categories have vendors with dominant market positions. A detailed discussion of the eight functional areas is as follows:

     1) DECISION MANAGEMENT. Decision management is an on-line facility for identifying and tracking management and technical decisions as they are made on-line, during collaborative team discussions or through notification by the team leaders. The Company is unaware of a competitive or planned product with these features.

     2) PROJECT STATUS. There are currently several project management products, such as Symantec's Timeline and Microsoft's Project, that provide project status. However, project task information must be entered manually into these products. The Company's current plans call for its ITEs to track task information on-line as work is performed by programmers. The Company knows of no products that provide on-line project task information that is derived directly from a programmer's day-to-day work activities.

     3) SOFTWARE COMPONENT ANALYSIS. There are currently specialized, individual tools that analyze such things as test coverage and software code complexity. The Company's ITEs are planned to include these as well as more advanced capabilities such as pattern recognition analysis of software code errors and programmer error rate forecasting. The Company is currently unaware of a competitive or planned product offering with these features.

     4) VERSION CONTROL. The primary competitors in this category are Intersolv, Inc. with PVCS, MKS with RCS, and Microsoft with SourceSafe. All three vendors offer robust administrative capabilities (multi-user support, project branching, file/project merging, and multiple directory support), a graphical user interface for ease-of-use, and report generators. All three vendors integrate with the leading development platforms including Microsoft's Visual Basic and Visual C++. The Company believes that the version control functionality available in StarTeam competes favorably with these products at both the user interface and feature level.

     5) SOFTWARE CONFIGURATION MANAGEMENT. Atria Corporation's ClearCase and SofTool Corporation's CCC/Harvest are the two leading SCM products on the market. Both of these products are high-end tools offering comprehensive version control, high performance, efficient work space management, accurate and automatic build processes, and scale to the enterprise level. StarTeam, in its first release, offers competitive SCM features applicable to small-to-medium size development groups and will scale to the enterprise level in subsequent releases.

     6) DEFECT TRACKING. There is no dominant vendor in the bug database (defect tracking) segment of the market today. Archimedes Software's BugBase and Intersolv, Inc.'s Tracker are two of the more popular products and offer equivalent functionality including bug identification and disposition, responsibility routing, security and reporting. Currently, bug database products typically operate in a stand-alone fashion and do not integrate well with existing version control and configuration management products. However, both Intersolv, Inc. and MKS have recently begun offering bug tracking products, and over time the version control vendors will evolve their products to include bug tracking. The Company believes that the StarTeam bug tracking feature compares favorably to existing bug database products while offering integration within the ITE environment.

     7) CONVERSATION MANAGEMENT. There are a number of products on the market today that allow software developers to communicate electronically, including electronic mail systems (e.g., Microsoft Mail and Lotus cc: Mail), commercial bulletin board services (e.g., CompuServe and America Online), and workgroup systems such as Lotus Notes. All these systems offer an effective mechanism to share information with others electronically. However, keeping the conversations on a focused topic over a sustained period of time has proven to be difficult and time-consuming. These problems have resulted in a new messaging paradigm referred to as threaded conversations. Collabra Software Inc.'s Share 1.0, released in December of 1994, successfully implemented threaded conversations and was recognized as one of the most innovative products in 1994 by PC Magazine, receiving the Editor's Choice Award. StarBase has delivered a threaded conversation capability in the initial version of StarTeam that is comparable to the features offered in Share 1.0. However, StarTeam is integrated into the software development process yielding focused conversations on defects, project status, code modules as well as links to E-mail and electronic forums.

     8) WORK FLOW SYSTEMS. Work flow concepts are beginning to appear in the fabric of personal computing. Vendors who provide the electronic backbone for information sharing (Novell Netware and Microsoft EMS) are now beginning to incorporate the notion of work flow into their messaging paradigms and numerous companies are delivering market specific solutions (such as FileNet's document imaging and Delrina FormsFlow forms routing). Although there are numerous vendors addressing work flow, at this time the Company knows of no vendor designing work flow concepts into a team-oriented software development tool. StarTeam plans, in future releases, to include a software development life-cycle feature that allows flexible model definition (e.g., changes in variables including work flow process, the definition and assignment of roles, and responsibilities and their effect on the project development life cycle) for a particular software development and maintenance process.

The Company believes that StarTeam's integration of on-line decision management, project status, version control, software configuration management, defect tracking, threaded conversations, work flow, security, administration, software component analysis and reporting features into one user-friendly product is unique within this segment of the industry. StarTeam has won several major industry awards, including selection as one of PC Week's Products of the Year for 1995, and that same publication's award for excellence in design, implementation and addressing the needs of corporate information technology professionals in 1996.

Management believes there are significant barriers-to-entry into the ITE market inhibiting an immediate response by competitors. This is due to the high level of integration and functionality necessary to provide work flow automation and information sharing. The Company believes that its competitors will need to re-engineer their software offerings to deliver a truly competitive product. Over time, as the Company integrates more functionality and performance enhancements, management believes that this differentiation is likely to increase.

The Company's current primary competitors are in-house IS departments, systems integrators and VARs who construct an ITE utilizing a cadre of other products. The Company believes that its ITE products will be superior to this solution by offering a higher level of product integration with competitive features, at a better price than those constructed using a variety of third-party products.


MARKETING AND SALES

The Company is continuing to build its marketing and sales organization. Staffing for sales and marketing positions is currently underway and expected to be completed this summer. Several new positions have arisen due to the Company's restructuring to support the new product and marketing plans for ITE products.

StarBase primarily markets its products through selected distributors and resellers, including The Software Developer's Company, Programmer's Paradise, DistribuPro, MicroWarehouse, Software Spectrum and Vision Source. To more effectively penetrate the Fortune 2000, StarBase has entered into an agreement with Sunset Direct, a direct marketing company. Representing companies such as Borland and Symantec, Sunset Direct provides professional telemarketing and evaluation fulfillment support, while allowing sales to take place through the reseller channel. In addition, StarBase plans to expand distribution through its own telesales program, a small direct sales organization, and through selected licensing and OEM agreements. As an example, StarBase has agreements in place with Progress Software to sell, market and distribute the StarBase TSMS environment to Progress ProVision customers, and is negotiating with the Crescent Division of Progress Software to distribute StarBase 1.0 with Progress Software's PowerPak product.

Intersolv, Inc., whose PVCS product is commonly accepted as the SCM industry standard for PC networks, has made both an investment in StarBase and entered into a cross licensing agreement. The cross licensing agreement licenses PVCS to StarBase for use in its products and provides rights for Intersolv, Inc. to utilize certain StarBase technology in its products. StarBase and Intersolv, Inc. are currently negotiating a potential expansion of the existing agreement. There can be no assurance, however, that Intersolv, Inc. and StarBase will enter into such an agreement.

The Company's marketing strategy is differentiated by the market segments addressed by the various StarTeam products. As discussed above, The Company plans to market through agreements with the leading SCM companies in addition to direct telesales and sales through traditional channel distributors/resellers. In addition, the Company will market StarTeam WebConnect primarily through direct telesales, and OfficeTeam primarily through retailers and VARs. The Company's products are manufactured by third parties. Manufacturing consists primarily of duplicating CD-ROMs or computer diskettes as well as packaging and an operating manual. The Company believes that its third party manufacturing needs are available from various sources and suppliers.


PROPRIETARY RIGHTS

The Company's success is heavily dependent upon its proprietary software technology. The Company does not currently have any patents and relies upon a combination of copyright, trademark and trade secret laws, as well as license, proprietary rights, non-disclosure and other contractual agreements, to protect the proprietary rights to its technology. The Company generally enters into proprietary information and inventions agreements with its employees. The Company also routinely limits access to its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, such protections may not preclude competitors from developing products with features similar to the Company's products. Although the Company believes its products will not infringe upon the proprietary rights of third parties, there can be no assurance that infringement claims will not be brought against the Company in the future. Any such claims could require the Company, to enter into royalty arrangements, result in costly litigation or have a material adverse effect on the Company's business, operating results and financial condition.


EMPLOYEES

As of March 31, 1996, the Company had 31 full-time employees. Of these employees, 16 were in Research and Development, seven (7) were in Administration and eight (8) were in Sales and Marketing. The Company's workforce is not unionized and management believes that the Company's relations with its employees is good.

FORWARD LOOKING STATEMENTS

Certain of the information contained in this Annual Report on Form 10-K, including without limitation statements made under this Part I, Item 1, "Business" which are not historical facts, may include forward looking statements. In reviewing such information, it should be kept in mind that the Company's actual results may differ materially from those set forth in such forward looking statements. The Company assumes no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking statements.


RISK FACTORS

EARLY STAGE OF DEVELOPMENT; HISTORY OF LOSSES. The Company is a development stage company and is subject to all of the risks inherent in a development stage company. There can be no assurance that the Company's product development efforts will result in a commercially viable business or that the Company will be able to generate significant revenues or operate profitably. Since its inception, the Company has had a history of losses and as of March 31, 1996, the Company had a consolidated accumulated deficit of approximately $18,223,000. To date a substantial portion of the Company's revenues was derived from the activities of its Consulting Division, which was discontinued in fiscal 1996, and from sales of products that have been de-emphasized. The Company anticipates incurring additional losses until it can successfully market and distribute its existing ITE products and successfully develop, market, and distribute its planned future products. The development of software products is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of the Company's business must be considered in light of the problems, expenses, difficulties, complications, and unforeseen delays frequently encountered in connection with the development of new technologies.

PRODUCT LINES UNDER DEVELOPMENT; DEVELOPING MARKET. At present, the Company has commercially introduced four products, the marketing of which to date has been limited. The Company's success will be dependent in large part upon its ability to market its StarTeam products and to quickly introduce and market additional products. While the Company is in various stages of developing additional products, there can be no assurance that such additional products will be completed or successfully marketed. User preferences for software products are difficult to predict and, historically, only a limited number of software products have achieved sustained market acceptance. Demand for software products is subject to a number of variables, including user preferences and the size of the installed base of personal computers capable of running the products. Further, the market for ITE software products is evolving. There can be no assurance that the products introduced by the Company will achieve acceptance, or that other software vendors will not develop and market products which render the Company's products obsolete or less competitive. Failure to obtain significant customer satisfaction or market share for the Company's products would have a material adverse effect on the Company.


ITEM 2. PROPERTIES

The Company's executive offices consist of approximately 12,000 square feet in an office building leased by the Company, in Irvine, California. The office lease expires in February 1997. The property and equipment of the Company consist principally of office furniture, equipment and personal computers.

ITEM 3. LEGAL PROCEEDINGS

As of March 31, 1996, the Company is a party to the following lawsuits:

On January 5, 1995, the Company obtained a judgment for non-payment on a promissory note against Dr. James Parker in Los Angeles Superior Court, case #BC 090 584, entitled StarBase Corporation vs. James Parker, in the amount of $311,822.88, together with interest of $86.62 per day until the judgment has been paid. Collection efforts were temporarily halted by a stay order in U.S. Bankruptcy case #LA 94-1079ER; however, the stay order has now expired and collection efforts are in process.

An action was filed against the Company on August 18, 1995 in the Superior Court for the County of Orange, Central District by CISD International, Inc., case #751650. The Company was sued for Breach of Contract, Open Book Account, Account Stated, and Work, Labor, Services and Materials Rendered. CISD International Inc. is seeking $76,907 with interest in compensatory damages and costs. The Company entered into a stipulation for judgment with CISD which required the Company to make payments of $10,000 in November 1995 through February 1996; $15,000 in March and April 1996 and $6,907 in May of 1996 without any interest or other charges. During May 1996, the Company paid all amounts due under the stipulation in full.

An action was filed against the Company on August 22, 1995 in the Orange County Superior Court, case #751766 for Unlawful Detainer by McDonnell Douglas Travel Co. Additionally, McDonnell Douglas Travel Co. is seeking damages in the amount of $99,510 for unpaid rent, possession of the premises located at 18872 MacArthur Boulevard, Irvine, California, per diem fair rental value in the amount of $1,105.67 commencing on September 1, 1995 and costs and attorney's fees. The Company has entered into a stipulation for judgment with McDonnell Douglas Travel Co. The Company remains a tenant of McDonnell Douglas Travel Co. under a revised sub-lease. The Company, under the stipulation has consolidated its operations to one of the two floors it previously occupied. The past due lease rent is being paid ratably over a twelve month period ending November 1996. The Company is current with all payments due under the stipulation.

An action was filed against the Company in August, 1995, in the Orange County Superior Court, case #752031 for failure to pay lease rent by McDonnell Douglas Travel Co., which is seeking damages in the amount of $552,932, representing lease rent from October 1995 through February 1997 (lease termination date) and attorney's fees and costs. The Company has entered into a stipulation for judgment with McDonnell Douglas Travel Co, in which the parties agreed to an amendment to the lease whereby the Company agreed to pay the lease arrearages as well as be responsible for potential tenant improvements. At March 31, 1996, the Company has accrued $74,000 for the remaining lease rent arrearages.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

The Company's Common Stock is traded on the Vancouver Stock Exchange ("VSE") under the symbol "SBE." Since January 5, 1996, its Common Stock has also been trading on NASDAQ's Over The Counter Electronic Bulletin Board, under the symbol "SBAS." The following table sets out the high and low of the Company's Common Stock for each quarter within the last two fiscal years and any subsequent interim period. Quotations are presented in Canadian Dollars as reflected on the VSE. On March 29, 1996, the exchange rate was approximately US$0.74 to CDN$1.00.

                                                CDN$                CDN$
          DATE                                  HIGH                 LOW
          ----                                  ----                ----
          FISCAL YEAR 1996
            Quarter Ended March 31, 1996        $6.50               $3.50
            Quarter Ended December 31, 1995      4.85                2.75
            Quarter Ended September 30, 1995     5.00                2.15
            Quarter Ended June 30, 1995          8.38                3.10
          FISCAL YEAR 1995
            Quarter Ended March 31, 1995         9.90                6.75
            Quarter Ended December 31, 1994     10.95                7.20
            Quarter Ended September 30, 1994     8.85                6.30
            Quarter Ended June 30, 1994         11.25                8.10

As of March 31, 1996, based on information received from the Company's transfer agent, the estimated number of beneficial shareholders of the Company's Common Stock was in excess of 500.

The Company has never declared a cash dividend on its Common Stock or Preferred Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Payment of dividends on Common Stock, if any, would be subject to the discretion of the Board of Directors, which may consider factors such as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others. In addition, under the corporate law of Delaware, the Company is prohibited from paying dividends except out of the Company's surplus (retained earnings) or, if there is no surplus, out of the Company's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. At March 31, 1996, the Company's balance sheet reflected an accumulated deficit of approximately $18,223,000.


ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below for the fiscal years ended March 31, 1992, 1993, 1994, 1995, and 1996 are derived from the audited financial statements of the Company. This selected financial data should be read in conjunction with the financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The Company's historical financial data may not be indicative of future results. The historical financial data include sales of products that have been de-emphasized and revenues associated with the Company's Consulting Division that has been discontinued.

                                                         Year Ended March 31,
                                  -------------------------------------------------------------------
                                   1996           1995           1994           1993         1992 (1)
                                  ------         ------         ------         ------        --------
                                                 (In thousands, except per share data)
STATEMENT OF OPERATIONS
  DATA
Revenues                        $    991       $  3,535       $  1,410       $    393       $     43
Cost of sales                        706          2,848          1,337            423             22
                                --------       --------       --------       --------       --------
Gross profit                         285            687             73            (30)            21

Research & development
   expenses                        2,466          3,145          1,370            454              -
Selling, general &
   administrative expenses         3,759          5,312          2,244            645             28
                                --------       --------       --------       --------       --------
Operating loss                    (5,940)        (7,770)        (3,541)        (1,129)            (7)
Other income                          48             52             62             10              -
                                --------       --------       --------       --------       --------
Loss before income taxes          (5,892)        (7,718)        (3,479)        (1,119)            (7)
Provision for income taxes             1              2              2              2              1
                                --------       --------       --------       --------       --------
Net loss                        $ (5,893)      $ (7,720)      $ (3,481)      $ (1,121)      $     (8)
                                --------       --------       --------       --------       --------
                                --------       --------       --------       --------       --------
Net loss per common share       $  (0.81)      $  (1.53)      $  (0.81)      $  (0.62)      $      -
                                --------       --------       --------       --------       --------
                                --------       --------       --------       --------       --------


                                                               March 31,
                                  -------------------------------------------------------------------
                                   1996           1995           1994           1993         1992 (1)
                                  ------         ------         ------         ------        --------
                                                            (In thousands)
Cash and cash equivalents       $  1,252       $  1,972       $  2,450        $   706        $   194
Working capital (deficit)           (536)            91          2,693            749            (30)
Total assets                       2,173          4,147          3,922          1,056            274
Total debt (2)                     2,105          2,790            696            195            282
Shareholders' equity                  68          1,357          3,226            861             (8)

(1) Results reflect the period September 6, 1991 (inception) through March 31, 1992.
(2)  Total debt includes trade payables.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

YEAR ENDED MARCH 31, 1996 COMPARED TO 1995

Total revenue decreased $2.5 million or 72% to $991,000, due to the decision to discontinue the Consulting Division and reorganize the Company. Based on focus group studies and market research, StarBase decided to focus entirely on the development and marketing of software to increase team productivity, rather than individual productivity. The Company was reorganized in fiscal 1996, starting in the spring of 1995, to reflect this change in product and market focus. The sales of product, primarily Versions, were de-emphasized pending the anticipated introduction, in January 1996, of the first product in the "StarTeam" group of products of the Integrated Team Environment ("ITE") product line. This de-emphasis of Versions sales, combined with an increase of product returns due to the introduction of a new product, caused net product revenue to decrease by $468,000, or 49% of the prior year's sales.

Gross profit decreased by approximately $400,000, due to the reduction in sales volume as well as the high cost of consulting services. The Company's Consulting Division incurred a negative gross margin during fiscal 1996 as a result of losses on certain fixed-price contracts, combined with the cost of discontinuing the division.

                                                 1996         1995         1994
                                                ------       ------       ------
Cost of services as a percentage of
  service revenues                               125%         103%         106%
Cost of products as a percentage of
  product revenues                                17%          19%          32%

Operating expenses were reduced by approximately $2.2 million, due to a concerted effort by management to stabilize the Company's financial condition and operations. A significant segment of the operating expenses reduction was due to headcount reductions. Staffing levels dropped from approximately 90 employees to 26 by December 1995. Since then, however, the Company has began to recruit new marketing and sales personnel to implement the market introduction of the ITE product line. At March 31, 1996, the Company had 31 full-time employees. Research and development expenses were reduced by $679,000, approximately 22%, and other operating expenses were reduced by $1,553,000, approximately 29%.

YEAR ENDED MARCH 31, 1995 COMPARED TO 1994

Total revenue increased $2.1 million or 151% to $3.5 million. Consulting services revenue increased in fiscal 1995 over 1994 due to growth in both the customer base and the size of projects. Product sales began in the fourth quarter of fiscal 1994 with the introduction of the Company's Versions 1.0 version control software and the acquisition of the Total Software Management System ("TSMS"), a UNIX environment software configuration management tool.
The increase in product revenue in 1995 was primarily the result of the release of Versions 1.1, Versions/VB and Versions for Documents version control software during fiscal 1995, and, to a lesser extent, sales of TSMS.

The increase in cost of services for the year ended March 31, 1995 over 1994 primarily represents higher compensation and related expenses resulting from increased volume in the Consulting Division. Compensation and related expenses represented approximately 80% of the total service costs for fiscal 1995. The Consulting Division incurred a negative gross margin during fiscal 1995 as a result of losses on certain fixed-price contracts and in fiscal 1994 due to an increase in staffing required to position the Division toward larger consulting clients with long term potential.

Cost of products consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company outsources manufacturing for all software products, except TSMS.

In fiscal 1995 StarBase continued to make significant investments in research and development intended to bring its products to market. The Company invested in hiring experienced software engineers to develop its technology. Compensation and related expenses represented over 85% of research and development costs in each of the last two fiscal years. The Company has not capitalized any software development costs incurred to date (see Note 1 of the Notes to Consolidated Financial Statements).

Selling, general and administrative expenses increased during fiscal 1995 primarily from increased marketing efforts associated with the launch of the Versions product line. The development of the Company's product sales force, its administrative and operational infrastructure, as well as increased sales efforts for the Consulting Division also contributed to the increase.

INCOME TAXES

The Company incurred minimal income taxes in the last three fiscal years due to its cumulative losses. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") in fiscal 1994. SFAS 109 requires that deferred taxes be calculated using an asset and liability approach at currently enacted tax rates. SFAS 109 also requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Upon adoption of SFAS 109, the Company did not record a net benefit from income taxes resulting from net operating loss carryforwards; a valuation allowance of equal amount was provided for the deferred tax asset which would have been otherwise recorded.

INFLATION

Management believes that inflation has not had a material impact on the Company's results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand as of year-end totaled $1.3 million in fiscal 1996 and $2.0 million in fiscal 1995. At March 31, 1996 the Company had negative working capital of $0.5 million, compared to positive working capital of $0.2 million at March 31, 1995.

Proceeds from the issuance of equity securities represent the primary source of funds for meeting the Company's requirements for operations. During fiscal 1996, the Company received $3.9 million from the proceeds of private placements of equity. The Company also received $1.1 million in fiscal 1996 from promissory notes of which $0.9 million were subsequently converted into equity.

During fiscal 1995, the Company generated a net $6.3 million in cash from financing activities, including $5.8 million from the sale of additional equity. The Company completed a private placement of preferred stock for net proceeds of approximately $2.7 million and two private placements of common stock for aggregate net proceeds of approximately $2.2 million. In addition, the Company received proceeds of approximately $0.9 million from the exercise of warrants to purchase common stock.

For the year ended March 31, 1996, the Company used $4.9 million for operations, a reduction of approximately $1.2 million from the prior year, when cash used by operations totaled $6.2 million. Capital expenditures were not significant in fiscal 1996. Capital expenditures for fiscal 1995 were $0.6 million, representing purchases of computer equipment and furniture.

In December 1994, the Company entered into a line of credit agreement with a bank to borrow up to $1.0 million to be used for working capital purposes and to fund anticipated capital expenditures. The line of credit was to mature in 1995 and included a $500,000 sublimit for purchases of property and equipment, which portion was to convert at maturity to a three-year term loan. The line of credit carried an interest rate at the bank's prime rate plus one and one- half percent and was secured by certain property and accounts receivable. In addition, the Company provided the bank a warrant to purchase 7,182 shares of its common stock as consideration for the line of credit. As of March 31, 1995, the Company had borrowed $664,000 under this agreement. Shortly after year end, the Company failed to meet certain of the financial covenants under the line. As a result, on July 28, 1995 the bank and the Company entered into a Forbearance Agreement. Under the Agreement, the Company repaid all principal and interest due to the bank. At March 31, 1996 there is no existing balance due and no further loans will be made under this line of credit.

The Company believes that proceeds from the sale of equity securities since March 31, 1996 will be sufficient to allow the Company to conduct its operations during the fiscal year that ends March 31, 1997. Continuing operations thereafter will depend on cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report thereon of Price Waterhouse LLP dated June 20, 1996, of the StarBase Corporation Annual Report to Shareholders in this Annual Report on Form 10-K, listed in Item 14 (a) (1), are incorporated herein by reference.


SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below sets forth selected financial information for each quarter of the last two years:

                                       First         Second          Third         Fourth          Total
                                      Quarter        Quarter        Quarter        Quarter         Year
                                     --------------------------------------------------------------------
                                                     (In thousands, except per share data)
  YEAR ENDED MARCH 31, 1996
Net Sales                            $    510       $    202       $     15       $    264       $    991
Gross margin                               (2)            17             11            259            285

Net loss                               (2,125)        (1,439)        (1,047)        (1,282)        (5,893)
Net loss per common share                (.38)          (.19)          (.13)          (.16)          (.81)


  YEAR ENDED MARCH 31, 1995
Net Sales                                 641          1,009          1,054            831          3,535
Gross margin                              201            305            292           (111)           687
Net loss                               (1,352)        (1,380)        (1,842)        (3,146)        (7,720)
Net loss per common share                (.28)          (.28)          (.36)          (.59)         (1.53)

Net loss per common share are computed independently for each quarter presented and therefore may not sum to the totals for the years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its annual meeting of shareholders to be held on August 21, 1996 (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the information under the captions "Election of Directors" and "Executive Officers" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the caption "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "Principal Shareholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the caption "Certain Transactions" in the Proxy Statement.



                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  (1) FINANCIAL STATEMENTS

Consolidated Financial Statements of StarBase Corporation

Report of Independent Accountants                                             26

Consolidated Balance Sheets at March 31, 1996 and 1995                        27

Consolidated Statements of Operations for the years ended
     March 31, 1996, 1995, and 1994, and for the period from
     September 6, 1991 (inception) to March 31, 1996                          28

Consolidated Statements of Cash Flows for the years ended
     March 31, 1996, 1995, and 1994, and for the period from
     September 6, 1991 (inception) to March 31, 1996                          29

Consolidated Statements of Shareholders' Equity for the years ended March 31, 1996, 1995, 1994, and 1993, and for the
     period from September 6, 1991 (inception) to March 31, 1992              30

Notes to Consolidated Financial Statements                                    31


(a)  (2) FINANCIAL STATEMENT SCHEDULES

Schedules have been omitted because of the absence of conditions under which they are required or because information is included in the financial statements or the notes thereto.


(a) (3) EXHIBITS WITH EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED IDENTIFIED

See paragraph (c) below.


(b)  REPORTS ON FORM 8-K

There were no reports filed on Form 8-K during the last quarter of the fiscal year ended March 31, 1996.

(c)  EXHIBITS

Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.


Exhibit
Number                             Description                             Ref.
- -------   ------------------------------------------------------------     -----
3.1       Amended and Restated Certificate of Incorporation of the
          Company, as amended.                                             (B)

3.2       Certificate of Designations, Preferences and Privileges of
          Series A Preferred Stock.                                        (B)

3.3       Amended and Restated Bylaws of the Company.                      (A)

3.4 Certificate of Designations, Preferences and Privileges of Series B Preferred Stock.

4.1       Investors' Rights Agreement dated September 16, 1994 among
          the Company and certain investors.                               (B)

4.2       Registration Rights Agreement dated December 15, 1994.           (B)

4.3       Registration Rights Agreement dated  December 1995.

10.1      Form of Indemnity Agreement for Directors.                       (A)

10.2      Form of Indemnity Agreement for Officers.                        (A)

10.3      Performance Share Escrow Agreement, as amended, among
          the Company, Montreal Trust Company of Canada as
          Escrow Agent, and certain of the Company's stockholders.         (A)

10.4      Sublease dated December 2, 1993 between McDonnell Douglas
          Travel Company and StarBase Corporation, for
          the Company's Irvine, California facilities.                     (B)

10.5      Sublease dated August 24, 1994 between Specialized
          Financial Services, Inc. and

          StarBase Corporation, for the Company's Dallas,
          Texas facilities.                                                (B)

10.6      Incentive Stock Option, Non-Qualified Stock Option
          and Restricted Stock Purchase Plan - 1992, as amended.           (B)

10.7      Form of Notice of Grant of Incentive Stock Option,
          together with exhibits.                                          (A)

10.8      Form of Notice of Grant of Non-statutory Stock Option,
          together with exhibits.                                          (A)

10.9      Form of Restricted Stock Issuance Agreement.                     (A)

10.10     Form of Restricted Stock Purchase Agreement.                     (A)

10.11     Forms of Common Stock Subscription Agreements and
          Warrants used from time to time between the Company and
          certain of its stockholders in connection with certain
          equity financings, together with a list of equity
          investors.                                                       (A)

10.12     Forms of Common Stock Subscription Agreement and Warrants
          used in November 1994 Private Placement.                         (B)

10.13     Forms of Common Stock Subscription Agreement and Warrants
          used in March 1995 Private Placement.                            (C)

10.14     Regional Prototype Defined Contribution Plan and Trust
          of the Company.                                                  (A)

10.15     Fiscal Agency Agreement between the Company and Canaccord
          Capital Corporation.                                             (B)

10.16     Form of Agents' Warrant.                                         (B)

10.17     Silicon Valley Bank Warrant dated December 15, 1994.             (B)

10.19     Loan and Security Agreement dated December 15, 1994
          between the Company and Silicon Valley Bank.                     (B)

10.24     Promissory Note dated November 8, 1995 payable to
          William R. Stow III.

10.25     Promissory Note dated December 11, 1995 payable to
          Michael G. Lyons.

10.26     Promissory Note dated December 11, 1995 payable to
          John Snedegar.

10.27     Secured Promissory Note dated July 1, 1995 from
          William R. Stow, III.

10.28* Agreement dated March 31, 1995 between the Company and John R. Snedegar.

10.29* Termination Agreement and General Release of Claims dated June 27, 1996 between the Company and John R.
          Snedegar.

10.30     Forms of Preferred Stock Subscription Agreements and
          Warrants used in January 1996 Private Placement, together with a list of equity investors.

10.31 Amendment No. 1 to the Sublease dated December 1, 1994 between McDonnell Douglas Travel Company and
          StarBase Corporation, for the Company's Irvine,
          California facilities.

10.32 Amendment No. 2 to the Sublease dated September 1, 1995 between McDonnell

          Douglas Travel Company and StarBase Corporation, for the Company's Irvine, California facilities.

10.33 Forms of Common Stock Subscription Agreement and Warrants used in July 1995 Private Placement, together with a list of equity investors.

23.1      Written Consent of Price Waterhouse LLP,
          Independent Auditors.

27        Financial data schedule.

99.1      Forbearance agreement  between the Company and Silicon
          Valley Bank.                                                     (D)


(A)       Incorporated herein by reference to the Company's
          Registration Statement on Form SB-2 (file number
          33-68228) filed with the Commission on November 2, 1993.

(B)       Incorporated herein by reference to the Company's
          Registration Statement on Form 10 (file number 0-25612) filed with the Commission on February 23, 1995.

(C) Incorporated herein by reference to the Company's Form 10-K (file number 0-25612) filed with the Commission on July 14, 1995.

(D)       Incorporated herein by reference to the Company's
          Form 8-K (file number 0-25612) dated July 28, 1995.


          * Denotes a management contract.

REPORT OF INDEPENDENT ACCOUNTANTS





To The Board of Directors and
Shareholders of StarBase Corporation


In our opinion, the consolidated financial statements listed in the index appearing in Item 14(a)(1) present fairly, in all material respects, the financial position of StarBase Corporation (a development stage company) and its subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 and for the period from September 6, 1991 (inception) to March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP


Costa Mesa, California
June 20, 1996

                              STARBASE CORPORATION
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except number of shares and par values)


                                                                                       March 31,      March 31,
                                                                                         1996           1995
                                                                                       ---------      ---------
   ASSETS

   Current assets:
     Cash and cash equivalents                                                         $  1,252       $  1,972
     Accounts receivable, net of allowances of $44 (1996) and $104 (1995)                     3            725
     Other receivable                                                                        10             81
     Prepaid expenses and deferred charges                                                  137            122
     Inventories                                                                             14             36
                                                                                       --------       --------
       Total current assets                                                               1,416          2,936

     Property and equipment, net                                                            660          1,045
     Note receivable from officer                                                            76            126
     Other non-current assets                                                                21             40
                                                                                       --------       --------
       Total assets                                                                    $  2,173       $  4,147
                                                                                       --------       --------
                                                                                       --------       --------

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Accounts payable and accrued liabilities                                          $  1,375       $  1,920
     Due to director                                                                        280              -
     Other current liabilities                                                              111            109
     Current portion of notes payable and capitalized lease obligations                     186             52
     Line of credit with bank                                                                 -            664
                                                                                       --------       --------
       Total current liabilities                                                          1,952          2,745

   Capitalized lease obligations, less current portion                                      153             45
                                                                                       --------       --------
       Total liabilities                                                                  2,105          2,790
                                                                                       --------       --------
   Commitments and contingencies (Note 8)

   Shareholders' equity:
     Preferred stock, $.01 par value; $4,456 (1996) and $2,750 (1995) liquidation value; authorized 10,000,000; issued and outstanding
       2,227,946 (1996) and 2,750,000 (1995)                                                 22          2,710
     Common stock, $.01 par value; authorized 50,000,000; issued 7,841,812 (1996)
       and 5,553,758 (1995); outstanding 7,835,551 (1996) and 5,553,758 (1995)               78             56
     Common stock pending authorization                                                      27              -
     Additional paid-in capital                                                          18,185         10,921
     Treasury stock, 6,261 common shares (1996) and 0 common shares(1995)                   (21)             -
     Deficit accumulated during development stage                                       (18,223)       (12,330)
                                                                                       --------       --------
      Total shareholders' equity                                                             68          1,357
                                                                                       --------       --------
   Total liabilities and shareholders' equity                                          $  2,173       $  4,147
                                                                                       --------       --------
                                                                                       --------       --------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             STARBASE CORPORATION
                         (a development stage company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                                          Sept. 6, 1991
                                                   For the year ended March 31,              through
                                              ---------------------------------------    March 31, 1996
                                                1996           1995           1994        (cumulative)
                                              --------       --------       --------     --------------
Revenues:
  Consulting services                         $     500      $   2,576      $    975       $   4,430
  Consulting services--related party                  -              -            224            281
  Products, licenses and other                      491            959            211          1,661
                                              ---------      ---------      ---------      ---------
    Total revenues                                  991          3,535          1,410          6,372

Cost of Sales:
  Consulting services                               624          2,666          1,033          4,716
  Consulting services--related party                  -              -            237            289
  Products, licenses and other                       82            182             67            331
                                              ---------      ---------      ---------      ---------
    Total cost of sales                             706          2,848          1,337          5,336
                                              ---------      ---------      ---------      ---------
Gross margin                                        285            687             73          1,036

Operating Expenses:
  Research and development                        2,466          3,145          1,370          7,435
  Selling, general and administrative             3,759          5,312          2,244         11,988
                                              ---------      ---------      ---------      ---------
    Total operating expenses                      6,225          8,457          3,614         19,423
                                              ---------      ---------      ---------      ---------
  Operating loss                                 (5,940)        (7,770)        (3,541)       (18,387)

  Other income                                       48             52             62            172
                                              ---------      ---------      ---------      ---------
Loss before income taxes                         (5,892)        (7,718)        (3,479)       (18,215)

  Provision for income taxes                          1              2              2              8
                                              ---------      ---------      ---------      ---------
    Net loss                                  $  (5,893)     $  (7,720)     $  (3,481)     $ (18,223)
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Per share data:
  Loss per common share                       $   (0.81)     $   (1.53)     $   (0.81)
                                              ---------      ---------      ---------
                                              ---------      ---------      ---------
  Weighted average number of
    common shares outstanding                     7,244          5,044          4,274
                                              ---------      ---------      ---------
                                              ---------      ---------      ---------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             STARBASE CORPORATION
                         (a development stage company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                    Sept. 6, 1991
                                                                For the year ended March  31,          through
                                                         --------------------------------------    March 31, 1996
                                                           1996           1995           1994       (cumulative)
                                                         --------       --------       --------    --------------
Cash Flows from Operating Activities:
  Net loss                                              $  (5,893)     $  (7,720)     $  (3,481)     $ (18,223)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                             253            208             73            568
    Loss on disposition of property, equipment
      and capital lease                                        74              -              -             74
    Provision for doubtful accounts and sales
      returns                                                 130              -              -            130
    Gain on debt restructuring                               (138)             -              -           (138)
    Recognition of deferred income                           (235)             -              -           (235)
    Write-down of assets                                       50              -              -             50
    Other adjustments                                          75              -              -             75
    Changes in assets and liabilities, excluding
      the effect of non-cash transactions:
      Accounts receivable                                     593            (32)          (565)          (132)
      Accounts and notes receivable-related party               -             69            (42)             -
      Other receivables                                         -            (13)           (68)           (81)
      Inventories                                              22            (35)             3            (14)
      Prepaid expenses and deferred charges                   (15)           (52)           (61)          (151)
      Other assets                                             17            (26)           (13)           (41)
      Accounts payable and accrued liabilities                118          1,422            446          2,105
                                                        ---------      ---------      ---------      ---------
Net cash used by operations                                (4,949)        (6,179)        (3,708)       (16,013)

Cash Flows from Investing Activities:
  Proceeds from disposition of property and
    equipment                                                   4              -              -              4
  Capital expenditures                                        (31)          (627)          (389)        (1,245)
                                                        ---------      ---------      ---------      ---------

Net cash used by investing activities                         (27)          (627)          (389)        (1,241)

Cash Flows from Financing Activities:
  Proceeds from reverse acquisition                             -              -              -          1,402
  Proceeds from sale of preferred stock                     3,563          2,710              -          6,273
  Proceeds from issuance of common stock:
    From stock purchase plan                                    -              -              -             10
    From public offering                                        -              -          4,063          4,063
    From private placements                                   304          2,237          1,682          4,398
    From exercise of options                                  103              -             28            266
    From exercise of warrants                                   -            875             73          1,024
  Proceeds from convertible subordinated notes                  -              -              -            381
  Proceeds from promissory notes                            1,083              -              -          1,083
  Payments on promissory notes                               (163)             -              -           (163)
  Borrowings on line of credit                                  -            664              -            664
  Payments on line of credit                                 (664)             -              -           (664)
  Payment of financing related costs                         (302)             -              -           (405)
  Payments on capitalized lease obligations                    (8)           (32)             -            (40)
  Loans from officers and directors                           365              -              -            365
  Repayment of loans from officers and
    directors                                                 (75)             -             (5)           (75)
  Repayment of (disbursement of) loan to
    officer                                                    50           (126)             -            (76)
                                                        ---------      ---------      ---------      ---------
Net cash provided by financing activities                   4,256          6,328          5,841         18,506
                                                        ---------      ---------      ---------      ---------
Net increase (decrease) in cash                              (720)          (478)         1,744          1,252

Cash and cash equivalents, beginning of period              1,972          2,450            706              -
                                                        ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period                $   1,252      $   1,972      $   2,450      $   1,252
                                                        ---------      ---------      ---------      ---------
                                                        ---------      ---------      ---------      ---------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                             STARBASE CORPORATION
                         (a development stage company)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In thousands)

                                           Preferred Stock                Common Stock             Common      Additional
                                      ------------------------     --------------------------       Stock        Paid-in
                                       Shares         Amount         Shares          Amount      Subscribed      Capital
                                      ---------     ----------     ----------      ----------    ----------    ----------
September 6, 1991 (inception)               -       $      -              -       $      -       $      -       $      -
Net loss                                    -              -              -              -              -              -
                                      -------       --------       --------       --------       --------       --------
Balance at March 31, 1992                   -              -              -              -              -              -
                                      -------       --------       --------       --------       --------       --------
Common stock issued:
  Reverse acquisition transaction           -              -          2,975             30              -          1,183
  For cash                                  -              -            323              3              -              7
  Conversion of notes payable               -              -            226              2              -            379
  Private placements                        -              -             79              1              -            254
  Exercise of stock options                 -              -             76              1              -            134
  For non-cash consideration                -              -             37              -              -              1
  Exercise of warrants                      -              -             34              -              -             76
Net loss                                    -              -              -              -              -              -
                                      -------       --------       --------       --------       --------       --------
Balance at March 31, 1993                   -              -          3,750             37              -          2,034
                                      -------       --------       --------       --------       --------       --------
Common stock issued:
  Public offering                           -              -            542              6              -          4,057
  Private placements                        -              -            399              4              -          1,597
  Exercise of warrants                      -              -             22              -              -             73
  Exercise of stock options                 -              -             15              -              -             28
Net loss                                    -              -              -              -              -              -
                                      -------       --------       --------       --------       --------       --------
Balance at March 31, 1994                   -              -          4,728             47              -          7,789
                                      -------       --------       --------       --------       --------       --------
Preferred stock issued                  2,750          2,710              -              -              -              -
Common stock issued:
  Private placements                        -              -            464              6              -          2,190
  Exercise of warrants                      -              -            236              2              -            873
  Exercise of options                       -              -              6              -              -              -
  Finder's Fees                             -              -            120              1              -             69
Net loss                                    -              -              -              -              -              -
                                      -------       --------       --------       --------       --------       --------
Balance at March 31, 1995               2,750          2,710          5,554             56              -         10,921
                                      -------       --------       --------       --------       --------       --------
Preferred stock
  conversion to common                (2,750)        (2,710)          2,111             21              -          2,689
Preferred stock issued                  2,228             22              -              -              -          4,131
Common stock pending
  authorization                             -              -              -              -             27              -
Common stock retired                        -              -            (6)              -              -              -
Common stock issued:
  Private placements                        -              -            136              1              -            303
  Exercise of options                       -              -             28              -              -            103
  Finder's Fees                             -              -             19              -              -             39
Purchase of treasury shares                 -              -              -              -              -              -
Pay-out of fractional                       -              -              -              -              -            (1)
  share interest
Net loss                                    -              -              -              -              -              -
                                      -------       --------       --------       --------       --------       --------
Balance at March 31, 1996               2,228       $     22          7,842       $     78       $     27       $ 18,185
                                      -------       --------       --------       --------       --------       --------
                                      -------       --------       --------       --------       --------       --------


                                                       Stock                        Total
                                    Accumulated    Subscription     Treasury    Shareholders'
                                      Deficit       Receivable        Stock        Equity
                                    -----------    ------------     --------    -------------
September 6, 1991 (inception)         $     -       $      -        $     -       $      -
Net loss                                  (8)              -              -            (8)
                                      -------       --------        -------       --------
Balance at March 31, 1992                 (8)              -              -            (8)
                                      -------       --------        -------       --------
Common stock issued:
  Reverse acquisition transaction           -              -              -          1,213
  For cash                                  -              -              -             10
  Conversion of notes payable               -              -              -            381
  Private placements                        -           (81)              -            174
  Exercise of stock options                 -              -              -            135
  For non-cash consideration                -              -              -              1
  Exercise of warrants                      -              -              -             76
Net loss                              (1,121)              -              -        (1,121)
                                      -------       --------        -------       --------
Balance at March 31, 1993             (1,129)           (81)              -            861
                                      -------       --------        -------       --------
Common stock issued:
  Public offering                           -              -              -          4,063
  Private placements                        -             81              -          1,682
  Exercise of warrants                      -              -              -             73
  Exercise of stock options                 -              -              -             28
Net loss                              (3,481)              -              -        (3,481)
                                      -------       --------        -------       --------
Balance at March 31, 1994             (4,610)              -              -          3,226
                                      -------       --------        -------       --------
Preferred stock issued                      -              -              -          2,710
Common stock issued:
  Private placements                        -              -              -          2,196
  Exercise of warrants                      -              -              -            875
  Exercise of options                       -              -              -              -
  Finder's Fees                             -              -              -             70
Net loss                              (7,720)              -              -        (7,720)
                                      -------       --------        -------       --------
Balance at March 31, 1995            (12,330)              -              -          1,357
                                      -------       --------        -------       --------
Preferred stock
  conversion to common                      -              -              -              -
Preferred stock issued                      -              -              -          4,153
Common stock pending
  authorization                             -              -              -             27
Common stock retired                        -              -              -              -
Common stock issued:
  Private placements                        -              -              -            304
  Exercise of options                       -              -              -            103
  Finder's Fees                             -              -              -             39
Purchase of treasury shares                 -              -           (21)           (21)
Pay-out of fractional
  share interest                            -              -              -            (1)
Net loss                              (5,893)              -              -        (5,893)
                                      -------       --------        -------       --------
Balance at March 31, 1996           $(18,223)       $      -       $   (21)       $     68
                                      -------       --------        -------       --------
                                      -------       --------        -------       --------


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              STARBASE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
StarBase Corporation (the "Company"), a Delaware corporation, develops, markets and supports team-oriented product development software that addresses the evolving needs of personal computer users involved in projects requiring substantial collaboration. StarBase was founded in 1991 to address the inability of software development projects to deliver software products on time and within budget, initially through the improvement of individual programmer productivity tools. During 1993-1994, however, the Company began to believe that a next generation of individual productivity tools would not be a lasting solution to the software productivity problem. Based on focus group studies and market research, StarBase decided to focus entirely on the development and marketing of software designed to increase team productivity, rather than individual programmer productivity. The Company was reorganized in fiscal 1996 to reflect this change in product and market focus. In line with the reorganization, the 26 person Consulting Division was discontinued.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. During fiscal 1996, the Company closed its remaining subsidiaries, thereby eliminating the need for consolidation. The Company has retained "Consolidated" in the heading of its financial statements to reflect activity in prior years.

USE OF ESTIMATES
The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

PROPERTY  AND EQUIPMENT
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major renewals and betterments are capitalized; minor maintenance and repairs are charged to current operations. Depreciation and amortization are calculated under the straight-line basis over the shorter of the estimated useful lives of the respective assets, generally three to seven years, or the related lease term.

REVENUE RECOGNITION
Consulting revenue is recognized ratably as services are provided based on a fixed contract price or on negotiated hourly rates. Certain consulting contracts are terminable by the customer upon thirty days written notice. In the event contracts are terminated, the customer is only responsible to pay for services and costs incurred through the termination date. Software revenue is recognized upon delivery, provided that collection is probable, in compliance with the provisions of the American Institute of Certified Public Accountants' Statement of Position 91-1, "Software Revenue Recognition."

                              STARBASE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTIES AND RETURNS
The Company warrants products against defects and has a policy permitting the return of products under certain circumstances.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
The Company is potentially subject to a concentration of credit risk from its trade accounts and notes receivable; accounts and notes receivable generally are not collateralized. The Company performs periodic credit reviews of its customers and maintains reserves for potential losses for uncollectible accounts. Such losses have historically been within management's expectations. In fiscal 1996, a significant receivable write-off was recorded due to the change in product and market emphasis caused by the reorganization.

Two customers represented 23% and 20% of total revenue for the year ended March 31, 1996; three customers represented 29%, 16% and 13% of total revenue for the year ended March 31, 1995; and two customers represented 43% and 16% of total revenue for the year ended March 31, 1994. Amounts due from customers, net of allowances, at March 31, 1996 was not material and two customers at March 31, 1995 comprised 58% of outstanding accounts receivable.

INVENTORIES
Inventories consist of the Company's software products and packaging and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

RESEARCH AND DEVELOPMENT
In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," technological feasibility is typically established when a working model is completed and its consistency with product design has been confirmed by testing. As technological feasibility typically is established immediately prior to first customer shipment, capitalizable research and development costs are insignificant. Consequently research and development costs related to the development of the Company's software systems are expensed as incurred.

INCOME TAXES
During fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Upon adoption of SFAS 109, the Company determined that the cumulative effect on the financial statements was not material, due principally to the operating loss carryforwards generated from operations during the development stage combined with the inherent uncertainty in a development stage enterprise's ability to ultimately recognize the benefits of such carryforwards.

EARNINGS PER COMMON SHARE
Earnings per common share are calculated by dividing net income by the weighted average shares of common stock outstanding. Common stock equivalents are considered anti-dilutive and are excluded from this calculation. The average number of common shares outstanding and earnings per common share amounts for all periods presented have been restated to reflect the 1 for 3 reverse stock split. (See Note 5 - "Equity transactions").

                              STARBASE CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORTING CURRENCY
The accompanying financial statements are reported in the currency of the United States of America, except for certain equity transactions in these Notes to the Consolidated Financial Statements which are denominated in Canadian dollars and are indicated as CDN$.


2.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                            March  31,
                                                     ---------------------
(In thousands)                                         1996         1995
                                                     --------     --------
PROPERTY AND EQUIPMENT
Computer hardware                                     $   869     $    880
Furniture and fixtures                                    125          272
Computer software                                         115          104
Leasehold improvements                                     41           84
                                                      -------      -------
                                                        1,150        1,340
Less accumulated depreciation and amortization           (490)        (295)
                                                      -------      -------
                                                      $   660      $ 1,045
                                                      -------      -------
                                                      -------      -------
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Trade accounts payable                                $   910      $ 1,049
Accrued professional fees                                 135          167
Accrued wages and bonuses                                  70          443
Other accrued expenses                                    260          261
                                                      -------      -------
                                                      $ 1,375      $ 1,920
                                                      -------      -------
                                                      -------      -------
ACCOUNTS RECEIVABLE
Trade accounts receivable                             $    47      $   641
Unbilled accounts receivable                               --          188
                                                      -------      -------
                                                           47          829
Less allowance for doubtful accounts                      (44)        (104)
                                                      -------      -------
                                                      $     3      $   725
                                                      -------      -------
                                                      -------      -------

Unbilled accounts receivable represent time and materials incurred on consulting contracts due to be billed based upon achievement of project milestones.

3.   LINE OF CREDIT WITH BANK

Under a line of credit agreement with the Company's primary bank, the Company was required to meet financial covenants including certain financial ratios, working capital balances, and a specified minimum tangible net worth. At March 31, 1995 the Company failed to meet certain of the financial covenants. As a result, on July 28, 1995 the bank and the Company entered into a Forbearance Agreement. Under the Agreement, the Company has repaid all principal and interest due to the bank. At March 31, 1996 there is no balance due and no further loans have been made under this line of credit.

4.   INCOME TAXES

The Company has not recorded a current or deferred provision for federal income taxes for any period to date, as a result of losses incurred since its inception. The provision for income taxes represents the

                              STARBASE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minimum required for California franchise taxes. At March 31, 1996, the Company had net operating loss carryforwards of approximately $17.6 million and $8.8 million for federal and state income tax purposes, respectively, expiring in varying amounts through the year 2011 which are available to offset future federal and state taxable income. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code, as a result of the reverse acquisition, private placements of common stock and issuance of stock options.

Deferred tax assets (liabilities) consist of the following:

                                                           March 31,
                                                  --------------------------
(In thousands)                                       1996           1995
                                                  ----------     -----------
Deferred tax assets:
   Net operating loss carryforwards                $   2,082       $   1,785
   Accounts and notes receivable allowances               18              17
   Accrued expenses                                      176              40
   Deferred tax asset valuation allowance             (2,276)         (1,826)
                                                   ---------       ---------
                                                          --              16
Deferred tax liabilities:
   Properties                                             --             (16)
                                                   ---------       ---------
Net deferred tax assets (liabilities):             $      --        $     --
                                                   ---------       ---------
                                                   ---------       ---------


5.  EQUITY TRANSACTIONS

The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Of the preferred stock, 2,500,000 shares have been designated as Series B preferred stock, of which 2,227,946 shares are issued and outstanding at March 31, 1996, and 366,666 shares have been designated as Series C preferred stock, of which no shares are outstanding at March 31, 1996. In fiscal 1995, the Company sold 2,750,000 shares of its Series A preferred stock to certain investors in a private placement at a price of $1.00 per share. On June 30, 1995, the Company's outstanding Series A preferred stock converted into 2,111,104 shares of the Company's common stock. The conversion rate was determined on a pre-negotiated formula based upon the Company's equity position.

On September 8, 1995, a private placement of common stock was completed. In this private placement, 136,000 Units were issued, each Unit consisting of one share of common stock and one non-transferable warrant to purchase one share of common stock. The warrants are exercisable at $2.24 (CDN$3.05) per share through September 8, 1996 and thereafter exercisable at $2.58 (CDN$3.51) per share through September 8, 1997, after which date the warrants expire.

On January 31, 1996, the private placement of Series B preferred stock was completed. In this private placement, 2,227,946 Units were issued, each Unit consisting of one share of Series B preferred stock and one non-transferable warrant to purchase one share of common stock. The warrants are exercisable at $2.00 per share through January 31, 1997 and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire. (See
Note 11 - "Subsequent events.")

The preferred stock is not redeemable and has a liquidation preference of $2.00 per share. Dividends are payable on the preferred stock only as declared by the Board of Directors and are cumulative. The holders of the preferred stock have voting rights equal to one vote for each share of common stock into which the preferred stock is convertible and were granted certain registration rights as a part of the private placement.

                              STARBASE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVERSE STOCK SPLIT
In January 1995, the shareholders of the Company approved a 1 for 3 reverse stock split which was completed on April 6, 1995. In connection with the reverse stock split 11,107,877 shares of common stock were retired. The stated par value of $.01 per share was not changed. All references in the financial statements to average number of common shares outstanding and per common share amounts have been restated to reflect the 1 for 3 reverse stock split. All disclosures related to sales of common stock, warrants, employee stock plans, and other common stock transactions for prior periods presented have also been restated to reflect the reverse stock split.

PRIVATE PLACEMENTS
In the last three fiscal years, the Company has sold 2,363,946 (1996); 3,213,716 (1995); and 378,103 (1994) Units in private placement transactions. With the exception of the December 20,1994 private placement, each such Unit consists of one share of the Company's preferred stock convertible into one share of common stock, or one share of the Company's common stock and, in either case, one warrant to purchase an additional share of common stock. Each Unit sold in the December 20, 1994 private placement consisted of one share of the Company's preferred stock, which converted into approximately .77 shares of the Company's common stock on June 30, 1995. The warrants are generally exercisable within two years of the original grant date. A summary of the private placement transactions follows:

                                                                                                              Finder's
                        Shares                                    Warrants                                    Fees in
 Closing Date           Issued           Price Per Share           Issued          Exercise Price             Shares
- -----------------     ---------        -------------------       ----------     ---------------------        ----------
March 9, 1993            56,632                  CDN$3.96           56,632              CDN$3.96  (A)               -
March 24, 1993           22,000                  CDN$4.56           22,000              CDN$4.56  (A)           1,100
April 26, 1993          160,666                  CDN$4.68          160,666              CDN$4.68  (B)           3,333
April 26, 1993           65,666                  CDN$4.68           65,666              CDN$4.68  (B)               -
May 11, 1993             16,000                  CDN$6.24           16,000              CDN$6.24  (A)           1,569
July 8, 1993             40,533          $4.62  (CDN$5.88)          40,533       $4.62 (CDN$5.88) (A)           2,872
August 31, 1993          95,238          $5.25  (CDN$6.91)         100,008       $5.25 (CDN$6.91) (B)           4,770
December 19, 1994       208,716          $4.92  (CDN$6.60)         208,716       $4.92 (CDN$6.60) (A)           8,266
December 20, 1994     2,750,000                     $1.00                0                        N/A               -
March 31, 1995          255,000                  CDN$7.35          255,000              CDN$7.35  (A)               -
September 8, 1995       136,000          $2.24  (CDN$3.05)         136,000       $2.24 (CDN$3.05) (A)               -
January 31, 1996      2,227,946                     $2.00        2,227,946                 $2.00  (C)          19,445

(A) Warrant exercise price in second year is equal to 115% of initial warrant exercise price.
(B)  Warrant term is one year.
(C)  Warrant exercise price in second year is $2.50.
     Finder's fees issued in connection with stock offerings were offset against the related proceeds.

                              STARBASE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS
Warrant activity for the three years ended March 31, 1996 is as follows:


                                                           Shares            Warrant price per share
                                                         ---------          -------------------------
Outstanding at March 31, 1993                               78,632                CDN$3.96 -  5.25
Issued in connection with stock offerings                  507,875                CDN$4.68 - 12.45
Issued in connection with fiscal agency agreement           50,000                CDN$7.05 -  8.10
Exercised                                                  (22,000)               CDN$4.56
                                                        ----------
Outstanding at March 31, 1994                              614,507
Issued in connection with stock offerings                  463,716                CDN$6.60 -  7.35
Issued in connection with loan agreement                     7,182                CDN$8.22
Exercised                                                 (236,082)               CDN$4.56 -  6.79
Expired                                                   (328,424)               CDN$4.56 - 12.45
                                                        ----------
Outstanding at March 31, 1995                              520,899
Issued in connection with stock offerings                2,478,696              US $2.00, CDN$3.05
Exercised                                                     --
Expired                                                    (50,000)               CDN$7.05 -  8.10
                                                        ----------
Outstanding at March 31, 1996                            2,949,595
                                                        ----------
                                                        ----------

The Company entered into a contract with an agency in April 1993 to perform certain market consultation and corporate finance services. In consideration for the services to be performed by the agency, the Company granted the agency a two-year non-transferable warrant to purchase 50,000 shares of common stock which expired during the year.

CONVERSION OF NOTES PAYABLE
During fiscal 1996, investors converted notes payable with a face value of $882,000, as well as interest accrued thereon, into Series B preferred stock at a price of $2.00 per Unit. Each Unit consists of one share of Series B preferred stock and one warrant to purchase one share of common stock. The warrants are exercisable at $2.00 per share through January 31, 1997 and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire. Included in the notes which were converted into Series B preferred stock were notes for $137,000 from two directors.

COMMON STOCK PENDING AUTHORIZATION
Common stock pending authorization represents common shares to be issued in payment for consulting fees to an independent consultant.

TREASURY SHARES
In connection with the acquisition of Roundtable, Inc. in 1994, the Company authorized a loan to the selling principal. On May 31, 1995, the Company canceled the note receivable in the amount of $60,000 plus accrued interest, in return for 6,261 shares of the Company's stock pursuant to the original loan agreement. A portion of the receivable, $44,766, was written-off due to the difference between the market price of the stock on that date and the stock redemption price in the note.

                              STARBASE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   EMPLOYEE BENEFIT PLAN

Effective April 1, 1992, the Company adopted a 401(k) savings plan covering all employees. Employees who work for the Company are eligible for participation after three months of service. Company contributions to the savings plan are made at the discretion of the Company's Board of Directors. The Company contributed $14,000 in 1994. The Company made no contributions in 1996 and 1995.


7.   STOCK OPTION PLANS

The Company has stock option plans that provide for the grant of non-qualified and incentive stock options to all directors, officers and employees of the Company. These plans were originally established by the Company's predecessors, NeuroStar and PNA, and have been adopted by the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. A total of 1,333,333 shares of common stock have been authorized for the grant of stock options (See Note 11 - "Subsequent events").

Stock option activity is as follows:

                                                      Number         Option price
                                                     of Shares         per share
                                                                         (CDN$)
                                                    ------------     --------------
Outstanding at March 31, 1992                              --
Issued in connection with the reverse acquisition      93,333         $2.16 -   5.28
Granted                                               176,650          2.04 -   4.95
Lapsed or canceled                                    (17,000)         2.16 -   5.28
Exercised                                             (76,333)         2.16 -   3.12
                                                  -----------
Outstanding at March 31, 1993                         176,650          2.04 -   4.95
Granted                                               777,166          3.00 -  13.44
Lapsed or canceled                                   (111,667)        13.20 -  13.44
Exercised                                             (14,814)                  2.04
                                                  -----------
Outstanding at March 31, 1994                         827,335          3.00 -  13.44
Granted                                               503,666          3.00 -   8.01
Lapsed or canceled                                    (87,500)         4.95 -  13.44
Exercised                                              (6,666)         4.95 -   6.30
                                                  -----------
Outstanding at March 31, 1995                       1,236,835          4.95 -   8.22
Granted                                             1,555,347          3.00 -   7.97
Lapsed or canceled                                 (1,471,560)         3.00 -   8.22
Exercised                                             (28,172)                  4.95
Adjustment for 1 for 3 reverse split                      (55)
                                                  -----------
Outstanding at March 31, 1996                       1,292,395          3.00 -  13.44
                                                  -----------
                                                  -----------
Exercisable at March 31, 1996                         528,332         $3.00 -  13.44
                                                  -----------
                                                  -----------

The exchange rate for the Canadian dollar in effect at March 31, 1996 was approximately US$0.74 to CDN$1.00.

                              STARBASE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   COMMITMENTS AND CONTINGENCIES

The Company leases its office space as well as certain of its office equipment under a non-cancelable operating lease expiring in February 1997. Minimum rental commitments under lease agreements at March 31, 1996 are as follows:

  (In thousands)                               Non-cancelable
Year ending March 31,                         Operating Leases
                                              ----------------
       1997                                      $     202
       1998                                              7
       1999                                              5
       Thereafter                                       --
                                                 ---------
   Total payments                                $     214
                                                 ---------
                                                 ---------

Rent expense totaled $396,000 (1996); $282,000 (1995); and $127,000 (1994).

During fiscal 1996, accounts payable and accrued expenses increased substantially due to a severe shortage of cash, which also caused the Company to not meet its debts as they came due. The non-payment of obligations resulted in a number of lawsuits filed against the Company. The Company has entered into settlement agreements with respect to the lawsuits brought against it and is presently current in all payments made under those settlement agreements.

9.   RELATED PARTIES

The Company borrowed 58,333 unrestricted shares of its common stock from three directors. Of the total shares borrowed, 33,333 shares were sold in the open market by the Company and the proceeds were used for general corporate purposes and 25,000 shares were used as remuneration for a consultant. The three directors have agreed to accept restricted shares in repayment, which shares have not been issued as of March 31, 1996.

In fiscal 1995, the Board of Directors authorized the Company to loan William Stow III, President and CEO of StarBase, the sum of $126,000. At March 31, 1996, the principal and accrued interest amounts were $76,153 and $3,286, respectively. The loan is evidenced by a promissory note and is secured by a deed of trust on real property owned by Mr. Stow. The note is payable on November 4, 1998 and bears interest at a rate of 6.34% per annum, payable at maturity.

The Company entered into a two year agreement with John Snedegar, a director, which was terminated through mutual consent by the parties on March 31, 1996, subject to payment of $280,000 to Mr. Snedegar for services performed by him. As of March 31, 1996, Mr. Snedegar had received no payment connected with this agreement. In anticipation of the payment to Mr. Snedegar, the Company has accrued $280,000 (see Note 11 - "Subsequent events").

                              STARBASE CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                 Year ended March 31,
                                                                          -------------------------------
(In thousands)                                                              1996        1995        1994
- --------------                                                            -------      ------      ------
Interest paid                                                             $   39       $   6       $  --
Income taxes paid                                                              1           2           2

Non-cash investing and financing transactions:
  Conversion of Series A preferred stock to common stock
    (Note 5)                                                               2,170          --          --
  Conversion of promissory notes to equity (Note 5)                          745          --          --
  Conversion of loans from officers to equity (Note 5)                       137          --          --
  Common stock issued as finder's fees                                        39          70          --
  Acquisition of treasury shares with note receivable (Note 5)                21          --          --
  Assets acquired through capital lease                                       --          69          66
  Reduction in assets through termination of capital lease                    75          --          --

11.  SUBSEQUENT EVENTS

On May 13, 1996, the Company completed a private placement of approximately $6,300,000 for 2,099,833 equity Units, each Unit consisting of one share of common stock and one non-transferable warrant to purchase one share of common stock. The warrants are exercisable at $2.00 per share through January 31, 1997 and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire.

The May 13, 1996 private placement, which resulted in gross proceeds to the Company of approximately $6,300,000, caused the shares of Series B preferred stock to automatically convert into common stock, on a one-for-one basis, in accordance with the conversion rights and restrictions of that series.

The Company has offered in a private placement of up to 366,666 Units (the "Regulation S Unit"), at $3.00 per Regulation S Unit, each Regulation S Unit consisting of one share of Series C Preferred Stock which will be convertible into one share of common stock and one non-transferable warrant to purchase one share of common stock, pursuant to Regulation S under the Securities Act of 1933, as amended. Of the total proceeds, $1.1 million, approximately $1.025 million will be for cash and the remainder as an offset against notes payable. At June 17, 1996, 250,000 Regulation S Units had been issued for which $750,000 has been received.

In connection with the Termination Agreement and General Release of Claims entered into between the Company and Mr. Snedegar, the Company paid Mr. Snedegar $75,000 on April 22, 1996, followed by $205,000 on June 6, 1996.

On May 6, 1996, the Board of Directors increased the number of common stock shares authorized for the grant of stock options from 1,333,333 to 2,833,333 shares, subject to shareholder approval.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of June, 1996.

                                       STARBASE CORPORATION


                                       By:        /s/ ROBERT W. LEIMENA
                                           ------------------------------------
                                                      Robert W. Leimena
                                                   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and dates indicated.

       Signature                             Title                               Date
       ---------                             -----                               ----

  /s/  WILLIAM R. STOW III     Co-Chairman of the Board, President, Chief     June 27, 1996
- -----------------------------   Executive Officer, and Director (principal
       William R. Stow III      executive officer)


  /s/  MICHAEL G. LYONS        Co-Chairman of the Board and Director          June 27, 1996
- -----------------------------
       Michael G. Lyons


  /s/  ROGER C. FERGUSON       Director                                       June 21, 1996
- -----------------------------
       Roger C. Ferguson


  /s/  ALAN M. DAVIS           Chief Operating Officer and Director           June 27, 1996
- ----------------------------
       Alan M. Davis


  /s/  JOHN R. SNEDEGAR        Director                                       June 27, 1996
- ----------------------------
       John R. Snedegar


  /s/  KENNETH A. SEXTON       Director                                       June 20, 1996
- ----------------------------
       Kenneth A. Sexton


  /s/  GARY E. GRATNY          Director                                       June 21, 1996
- ----------------------------
       Gary E. Gratny


  /s/  PHILLIP E. PEARCE       Director                                       June 21, 1996
- ----------------------------
       Phillip E. Pearce


  /s/  ROBERT W. LEIMENA       Chief Financial Officer (principal             June 18, 1996
- ----------------------------    financial and accounting officer)
   Robert W. Leimena