Form 10-K/A
period 1996-03-31
STARBASE CORP
filed 1996-07-18
CIK 911577

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

Documents Incorporated by Reference: Proxy Statement for 1996 Annual Shareholders' Meeting; Part III.


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

The purpose of this Amendment No. 1 to the Annual Report of StarBase Corporation (the "Company"), a Delaware Corporation, on Form 10-K for the fiscal year ended March 31, 1996 is to amend the following items: Part III paragraph one to amend the date of the annual meeting of the shareholders;
Part IV, Item 14(a)(1) to amend Note 7 included in the Notes to Consolidated Financial Statements; Part IV, Item 14(c) to add to the Exhibits the Written Consent of Price Waterhouse LLP, Independent Auditors, as amended.

PART III, paragraph one is amended to read as follows:

The Company has omitted from Part III the information that will appear in the Company's definitive proxy statement for its annual meeting of shareholders to be held on September 25, 1996 (the "Proxy Statement"), which will be filed within 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

PART IV, ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (a)(1) FINANCIAL STATEMENTS, is amended to read as follows:






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



PRICE WATERHOUSE LLP



Costa Mesa, California
June 20, 1996, except for Note 7,
as to which the date is July 16, 1996.

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

Stock option activity is as follows:


                                                      Number         Option price
                                                     of Shares         per share
                                                                         (CDN$)
                                                    ------------     --------------
Outstanding at March 31, 1992                              --
Issued in connection with the reverse acquisition      93,333         $2.16 -   5.28
Granted                                               176,650          2.04 -   4.95
Lapsed or canceled                                    (17,000)         2.16 -   5.28
Exercised                                             (76,333)         2.16 -   3.12
                                                  -----------
Outstanding at March 31, 1993                         176,650          2.04 -   4.95
Granted                                               777,166          3.00 -  13.44
Lapsed or canceled                                   (111,667)        13.20 -  13.44
Exercised                                             (14,814)                  2.04
                                                  -----------
Outstanding at March 31, 1994                         827,335          3.00 -  13.44
Granted                                               503,666          3.00 -   8.01
Lapsed or canceled                                    (87,500)         4.95 -  13.44
Exercised                                              (6,666)         4.95 -   6.30
                                                  -----------
Outstanding at March 31, 1995                       1,236,835          4.95 -   8.22
Granted                                             1,900,347          3.00 -   7.97
Lapsed or canceled                                 (1,471,560)         3.00 -   8.22
Exercised                                             (28,172)                  4.95
Adjustment for 1 for 3 reverse split                      (55)
                                                  -----------
Outstanding at March 31, 1996                       1,637,395          3.00 -  13.44
                                                  -----------
                                                  -----------
Exercisable at March 31, 1996                         531,457         $3.00 -  13.44
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

PART IV, ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K. (c)EXHIBITS, add the following:

23.2 Written Consent of Price Waterhouse LLP, Independent Auditors, as amended.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of July, 1996.


                                       STARBASE CORPORATION


                                       By:        /s/ ROBERT W. LEIMENA
                                           ------------------------------------
                                                      Robert W. Leimena
                                                      Chief Financial Officer