Form 10QSB
period 1996-06-30
STARBASE CORP
filed 1996-08-14
CIK 911577

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


            /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period Ended June 30, 1996

           / / TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period From       to
                                                -----    -----

                      Commission File Number:   0-25612


                             STARBASE CORPORATION
            (Exact name of Registrant as specified in its charter)

               Delaware                            33-0567363
     (State or Other Jurisdiction of            (I.R.S. Employer
     Incorporation or Organization)          Identification Number)

     18872 MacArthur Boulevard
          Irvine, California                          92612
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
Yes [X]     No [  ]

Number of shares outstanding as of July 31, 1996:
                             Common Stock:                    12,548,878
                             Series C Preferred Stock:           340,496

Transitional Small Business Disclosure Format:	Yes  [  ]      No [ X ]

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

            Balance Sheets at June 30, 1996 (Unaudited) and March 31, 1995     3

	      Statements of Operations (Unaudited) for the
                 quarters ended June 30, 1996 and 1995                         4

            Statements of Cash Flows (Unaudited) for the
                 quarters ended June 30, 1996 and 1995                         5

            Notes to Unaudited  Financial Statements                           6


  ITEM 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    10

PART II.    OTHER INFORMATION

  ITEM 6.   Exhibits and Reports on Form 8-K                                  13

                                STARBASE CORPORATION
                           (a development stage company)

                                      PART I

                                      ITEM 1
                               FINANCIAL STATEMENTS

                                   BALANCE SHEETS
               (In thousands, except number of shares and par values)


                                                         June 30,       March 31,
                                                           1996           1996
                                                        ----------     ----------
                                                        (unaudited)
   ASSETS

   Current assets:
     Cash and cash equivalents                          $   6,809      $   1,252
     Accounts receivable, net of
       allowances of $50 and $44                              127              3
     Other receivables                                         43             10
     Prepaid expenses and deferred charges                    171            137
     Inventories                                               12             14
                                                        ----------     ----------
       Total current assets                                 7,162          1,416

     Property and equipment, net                              610            660
     Note receivable from officer                              76             76
     Other non-current assets                                   9             21
                                                        ----------     ----------
       Total assets                                     $   7,857      $   2,173
                                                        ==========     ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
     Accounts payable and accrued liabilities           $     903      $   1,375
     Due to director                                            -            280
     Other current liabilities                                 41            111
     Current portion of debt                                    4            186
                                                        ----------     ----------
       Total current liabilities                              948          1,952

     Long-term debt                                           153            153
                                                        ----------     ----------
       Total liabilities                                    1,101          2,105
                                                        ----------     ----------

   Shareholders' equity:
     Preferred stock, $.01 par value; $1,096
       (June 30, 1996) and $4,456 (March 31, 1996)
       liquidation value; authorized 10,000,000;
       issued and outstanding 365,496 (June 30, 1996)
       and 2,227,946 (March 31, 1996)                           4             22
     Common stock, $.01 par value; authorized
       50,000,000; issued 12,473,960 (June 30, 1996)
       and 7,841,812 (March 31, 1996); outstanding
       12,467,699 (June 30, 1996) and
       7,835,551 (March 31, 1996)                             125             78
     Common stock pending authorization                        87             27
     Additional paid-in capital                            25,994         18,185
     Treasury stock, 6,261 common shares                      (21)           (21)
     Deficit accumulated during development stage         (19,433)       (18,223)
                                                         ---------      ---------
      Total shareholders' equity                            6,756             68
                                                         ---------      ---------
   Total liabilities and shareholders' equity            $  7,857       $  2,173
                                                         =========      =========




               The accompanying notes are an integral part of the
                             financial statements.







                                  STARBASE CORPORATION
                              (a development stage company)

                                STATEMENTS OF OPERATIONS
                                      (Unaudited)
                        (In thousands, except per share amounts)



                                                    Three months             Sept. 6, 1991
                                                   ended June 30,               through
                                              -------------------------      June 30, 1996
                                                 1996           1995          (cumulative)
                                              ------------  -----------      --------------
Revenues:
  Consulting services                         $        -    $      361       $      4,430
  Consulting services-related party                    -             -                281
  Products, licenses and other                        209          149              1,870
                                              ------------  -----------       -------------
    Total revenues                                    209          510              6,581

Cost of Sales:
  Consulting services                                   -          484              4,716
  Consulting services-related party                     -            -                289
  Products, licenses and other                          1           28                332
                                              ------------  -----------      --------------
    Total cost of sales                                 1          512              5,337
                                              ------------  -----------      --------------
Gross margin                                          208           (2)             1,244

Operating Expenses:
  Research and development                            332          807              7,767
  Selling, general and administrative               1,113        1,308             13,101
                                              ------------  -----------      -------------
    Total operating expenses                        1,445        2,115             20,868
                                              ------------  -----------      -------------
  Operating loss                                   (1,237)      (2,117)           (19,624)

  Interest and other income and expense, net           28           (7)               200
                                              ------------  -----------      -------------
Loss before income taxes                           (1,209)      (2,124)           (19,424)

  Provision for income taxes                            1            1                  9
                                              ------------  -----------      -------------
    Net loss                                  $    (1,210)  $   (2,125)         $ (19,433)
                                              ============  ===========      =============

Per share data:
  Loss per common share                       $     (0.12)  $    (0.38)
                                              ============  ===========
  Weighted average number of
    common shares outstanding                      10,215        5,593
                                              ============  ===========
</TABLE


               The accompanying notes are an integral part of the
                             financial statements.






                              STARBASE CORPORATION
                         (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                  (Undaudited)
                                 (In thousands)



                                                                Three months          Sept. 6, 1991
                                                               ended June 30,            through
                                                         -------------------------    June 30, 1996
                                                             1996           1995       (cumulative)
                                                         -----------   -----------    --------------
Cash Flows from Operating Activities:
  Net loss                                               $   (1,210)   $   (2,125)     $   (19,433)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                57            69              625
    Provision for doubtful accounts and sales returns            27             -              157
    Loss on disposition of property, equipment
      and capital lease                                           6             -               80
    Write-down of assets                                          -             -               50
    Gain on debt restructuring                                    -             -             (138)
    Recognition of deferred income                              (66)            -             (301)
    Other adjustments                                             -             -               75
    Common Stock to be issued for professional services          60             -               60
  Changes in assets and liabilities, excluding
      the effect of non-cash transactions:
      Accounts receivable                                      (151)          327             (283)
      Other receivables                                         (33)            1             (114)
      Inventories                                                 2            (7)             (12)
      Prepaid expenses and deferred charges                     (34)           41             (185)
      Other assets                                               11            (3)             (30)
      Accounts payable and accrued liabilities                 (755)          306            1,350
                                                          ----------   -----------    -------------
Net cash used by operations                                  (2,086)       (2,003)         (18,099)

Cash Flows from Investing Activities:
  Proceeds from disposition of property and equipment            -             -                4
  Capital expenditures                                          (12)          (23)          (1,257)
                                                          ----------   -----------    -------------
Net cash used by investing activities                           (12)          (23)          (1,253)

Cash Flows from Financing Activities:
  Proceeds from reverse acquisition                               -             -            1,402
  Proceeds from sale of preferred stock                       1,021             -            7,294
  Proceeds from issuance of common stock:
    From stock purchase plan                                      -             -               10
    From public offering                                          -             -            4,063
    From private placements                                   6,300             -           10,698
    From exercise of options                                    224           102              490
    From exercise of warrants                                 1,155             -            2,179
  Proceeds from convertible subordinated notes                    -             -              381
  Proceeds from promissory notes                                  -             -            1,083
  Payments on promissory notes                                 (107)            -             (270)
  Borrowings on line of credit                                    -             -              664
  Payments on line of credit                                      -           (41)            (664)
  Payment of financing related costs                           (938)            -           (1,343)
  Payments on capitalized lease obligations                       -           (14)             (40)
  Loans from officers and directors                               -           154              365
  Repayment of loans from officers and directors                  -             -              (75)
  Repayment of (disbursement of) loan to officer                  -             -              (76)
                                                          ----------   -----------    --------------
Net cash provided by financing activities                     7,655           201            26,161
                                                          ----------   -----------    --------------
Net increase (decrease) in cash                               5,557        (1,825)            6,809
Cash and cash equivalents, beginning of period                1,252         1,972                 -
                                                          ----------   -----------    --------------
Cash and cash equivalents, end of period                  $   6,809    $      147     $       6,809
                                                          ==========   ===========    ==============


               The accompanying notes are an integral part of the
                             financial statements.

                            STARBASE CORPORATION
                        (a development stage company)
                        Notes to Financial Statements



1.  DESCRIPTION OF BUSINESS

StarBase Corporation (the "Company"), a Delaware corporation, develops, markets and supports team-oriented product development software that addresses the evolving needs of personal computer users involved in projects requiring substantial collaboration. StarBase was founded in 1991 to address the inability of software development projects to deliver software products on time and within budget, initially through the improvement of individual programmer productivity tools. During 1993-1994, however, the Company began to believe that a next generation of individual productivity tools would not be a lasting solution to the software productivity problem. The Company was reorganized in fiscal 1996 to focus entirely on the development and marketing of software designed to increase team productivity, rather than individual programmer productivity. In line with the reorganization, the 26 person Consulting Division was discontinued.

2.  BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the StarBase Corporation report to the Securities and Exchange Commission on Form 10-K, as amended, for the year ended March 31, 1996.

The interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. Certain prior period balances have been reclassified to conform to current period classifications. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the operating results for a full year.

EARNINGS PER COMMON SHARE
Earnings per common share are calculated by dividing the net loss by the weighted average shares of common stock outstanding. Common stock equivalents are considered anti-dilutive and are excluded from this calculation.

3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


                                                     June 30,    March  31,
(In thousands)                                         1996         1996
                                                     --------    ---------

ACCOUNTS RECEIVABLE
Trade accounts receivable                             $  177       $   47
Less allowance for doubtful accounts                     (50)         (44)
                                                      -------      -------
                                                      $  127       $    3
                                                      =======      =======

PROPERTY AND EQUIPMENT
Computer hardware                                     $  882       $  869
Furniture and fixtures                                   125          125
Computer software                                        115          115
Leasehold improvements                                    29           41
                                                      -------      -------
                                                       1,151        1,150
Less accumulated depreciation and amortization          (541)        (490)
                                                      -------      -------
                                                      $  610       $  660
                                                      =======      =======

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Trade accounts payable                                $  528       $  910
Accrued professional fees                                149          135
Accrued wages and bonuses                                 83           70
Other accrued expenses                                   143          260
                                                      -------      -------
                                                      $  903       $1,375
                                                      =======      =======

4.  EQUITY TRANSACTIONS

PRIVATE PLACEMENTS
The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Of the preferred stock, 2,500,000 shares have been designated as Series B Preferred Stock, of which no shares are issued and outstanding at June 30, 1996, and 366,666 shares have been designated as Series C Preferred Stock, of which 365,496 shares are outstanding at June 30, 1996.

On May 13, 1996, a private placement of common stock was completed. In this private placement, 2,099,832 Units were issued, each Unit consisting of one share of common stock and one non-transferable warrant to purchase one share of common stock. The warrants are exercisable at $2.00 per share through January 31, 1997 and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire. In addition, warrants to purchase 120,000 shares of the Company's common stock were issued as a placement agent fee.

As a result of the May 13, 1996 private placement of common stock, the 2,227,946 shares of the Company's Series B Preferred Stock, issued in a fiscal 1996 private placement, automatically converted into 2,227,946 shares of the Company's common stock.

During June 1996, the private placement of Series C Preferred Stock was completed. In this private placement, 365,496 Units were issued, each Unit consisting of one share of Series C Preferred Stock and one non-transferable warrant to purchase one share of common stock. The warrants are exercisable at $2.00 per share through January 31, 1997 and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire. The Series C Preferred Stock is not redeemable and has a liquidation preference of $3.00 per share. The holders of Series C Preferred Stock are not entitled to receive any dividends or, except as provided by law, vote upon any matter relating to the business or affairs of the Company or for any other purpose. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time into the Company's common stock, of which the conversion rate will be determined by dividing $3.00 by the Conversion Price. The Conversion Price shall be the lesser of (a) $3.00 per share or (b) 80% of the average closing bid price of the common stock as reported by Bloomberg, L.P. for shares traded in the United States for the five consecutive trading days preceding the conversion date.


CONVERSION OF NOTE PAYABLE
During the quarter, an investor converted a promissory note payable with a face value of $75,000, into Series C Preferred Stock at a price of $3.00 per Unit.

COMMON STOCK PENDING AUTHORIZATION
Common stock pending authorization represents common shares to be issued in payment for consulting and professional services in the amount of $87,000.

WARRANTS
Warrant activity for the three month period ended June 30, 1996 is as follows:


                                                              Warrant Price
                                                   Shares       per share
                                                -----------   -------------

Outstanding at March 31, 1996                    2,949,595

Issued in connection with stock offerings        2,585,328          $2.00
Exercised                                         (203,711)         $5.67
Expired                                             (5,006)         $5.67
                                                -----------
Outstanding at June 30, 1996                     5,326,206
                                                ===========

5.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                            Three months
                                                           ended June 30,
                                                          -----------------
(In thousands)                                             1996      1995
                                                          -------  --------

Interest paid                                             $   17   $    18
Income taxes paid                                              1         1

Non-cash investing and financing transactions:
  Conversion of Series A Preferred Stock to
    common stock                                              --     2,710
 Conversion of Series B Preferred Stock to
    common stock (Note 3)                                     22        --
 Conversion of promissory notes to Series C
    Preferred stock (Notes 3)                                 75        --


6.  COMMITMENTS AND CONTINGENCIES

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K, as amended.

                                    PART I

                                    ITEM 2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to, the growth rates of certain market segments, the positioning of the Company's products in those segments, price pressures and the rapidly changing competitive environment in the software industry, the Company's ability to manage its business in its evolution from a development stage company, and the Company's ability to establish strategic alliances. Additional information on these and other risk factors which could affect the Company's financial results is included in the Company's Annual Report for the fiscal year ended March 31, 1996 on Form 10-K, as amended, on file with the Securities and Exchange Commission.


REVENUES

In the spring of 1995 the management of StarBase made the decision to focus the Company's business on the development and marketing of software designed to increase team productivity, rather than individual programmer productivity. The Company was reorganized in fiscal 1996 to reflect this change in product and market focus and, in line with the reorganization, the 26 person Consulting Division was discontinued. Thus, consulting services revenue for the quarter ended June 30, 1996 decreased to nil compared to $361,000 for the same period of the previous year. Revenue from products and licenses for the three months was $209,000 compared to $149,000 for the same period of the previous year. Revenue from products and licenses for the current quarter consists primarily of license fee income and sales of the StarTeam 1.0 product.

Product revenue for the current quarter has been limited by the following two factors: (1) a long sales cycle for software development tools such as StarTeam and (2) insufficient working capital through the first half of the quarter. StarTeam 1.0, which was introduced in January 1996, is a new software product whose target market consists of technical software professionals (developers). Marketing to technical professionals is an educational, time consuming process. In the typical sales cycle, the product is purchased as a pilot test program, installed and evaluated on a small scale (3-10 seats), and, if the evaluation is satisfactory, implemented on a larger project which may involve 10 to 25 developers. Successful implementation in the project may lead to broader acceptance within the organization. The time span from an initial test order to implementation throughout the customer's organization varies depending on the organization and the level of standardization within the individual company, but in very large companies, may take 6 months to a year.

The second factor, insufficient working capital, had a cumulative negative impact. In fiscal 1996, marketing and sales programs could not be developed. When funds did become available in mid-May, the Company immediately commenced recruiting key sales and marketing positions. As of June 30, 1996, approximately 75% of the approved sales and marketing personnel have been recruited. Since the commercial release of StarTeam 2.0, which replaces StarTeam 1.0, was only months away, the Company made the decision to implement the marketing and advertising promotions for the new product release. Thus, StarTeam 1.0 was in the market without any significant sales and marketing support during the quarter.

COST OF SERVICES AND PRODUCTS

There was no consulting service revenue or cost of service revenue during the quarter ended June 30, 1996 due to the discontinuation of the Company's Consulting Division. The negative gross margin resulting from services for the quarter ended June 30, 1995 reflects decreased staff utilization as the Company reduced the scope of its consulting operations.

Cost of products consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company currently outsources manufacturing for all software products. The decrease in cost of products as a percentage of product revenues is primarily the result of increased license and maintenance revenue for which no related costs were incurred.

OPERATING EXPENSES

Compared to the same quarter in the prior year, operating expenses were reduced by approximately $0.7 million, due to a concerted effort by management to stabilize the Company's financial condition and operations. A significant segment of the operating expense reduction was due to headcount reductions. Staffing levels dropped from approximately 90 employees to 26 by December 1995. Since then, however, the Company has been recruiting new marketing and sales personnel to implement the market introduction of the integrated team environment product line. At June 30, 1996, the Company had 32 full-time employees, 10 in sales and marketing, 7 in general and administrative, and 15 in research and development.

Research and development expenses. While StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products, overall research and development expenses have been reduced substantially. For the current quarter research and development expenses were reduced by $475,000, approximately 59%. Compensation and related expenses represented approximately 86% and 82% of research and development costs in the quarters ended June 30, 1996 and 1995, respectively. The Company has not capitalized any software development costs since inception.

Selling, general and administrative expenses. The decrease in selling, general and administrative expenses for the quarter ended June 30, 1996 compared to the same period of 1995 was not as pronounced as the decrease in research and development, due to greater product marketing and sales expenses in the latter part of the quarter. The 1996 balances also reflect increased costs (principally compensation and related expenses) resulting from the expansion of the Company's sales staff during the quarter.

INTEREST AND OTHER INCOME AND EXPENSE, NET

Interest and other income and expense, net consisted primarily of interest income generated by placing available funds in short-term US Treasury Bills.

INCOME TAXES

The Company has incurred minimal income taxes due to its cumulative losses. The provision for income taxes for the quarter represented minimum state franchise taxes.

INFLATION

Management believes that inflation has not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand totaled $6.8 million at June
30, 1996 and $1.3 million at March 31, 1996. During the quarter ended June 30, 1996 the Company generated $7.7 million (net) in cash from financing activities, including $7.8 million (net) from the sale of additional equity. The Company completed a private placement of preferred stock for net proceeds of approximately $1.0 million, a private placement of common stock for approximately $5.4 million, exercise of options for $0.2 million, and exercise of warrants for $1.2 million. Offsetting the proceeds from financings, the Company made payments on promissory notes of approximately $0.1 million.

During the quarter, the Company used $2.1 million for operations, approximately the same level as the amount used by operations in the same quarter of the prior year. The reduced cash requirements caused by the decrease in operating expenses during the quarter was offset by increased accounts receivable and the substantial pay down of accounts payable compared to the same quarter in the prior year. Capital expenditures were not significant in the current quarter.

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

                                  PART II

                                   ITEM 6
                     EXHIBITS AND REPORTS ON FORM 8-K


(a)	Exhibits


Exhibit                                                                   Ref/
Number                             Description                            Page
- -------   ------------------------------------------------------------    ----
 1.1      Underwriting Agreement between the Company and
          Dabney/Resnick, Inc.                                             16
 3.1      Amended and Restated Certificate of Incorporation of the
          Company.                                                         (B)
 3.2      Amended and Restated Bylaws of the Company.                      (A)
 3.3      Certificate of Designation, Series C Preferred Stock.            23
 3.4      Certificate of Amendment of Certificate of Designation,
          Series C Preferred Stock.                                        29
 4.1      Investors' Rights Agreement dated September 16, 1994 among
          the Company and certain investors.                               (B)
 4.2      Registration Rights Agreement dated December 15, 1994.           (B)
 4.3      Registration Rights Agreement dated December 1995.               (E)
 4.4      Registration Rights Agreement dated May 1996.                    (D)
 4.5      Registration Rights Agreement dated June 1996.                   31
10.1      Form of Indemnity Agreement for Directors.                       (A)
10.2      Form of Indemnity Agreement for Officers.                        (A)
10.3      Performance Share Escrow Agreement, as amended, among
          the Company, Montreal Trust Company of Canada as
          Escrow Agent, and certain of the Company's stockholders.         (A)
10.4      Sublease dated December 2, 1993 between McDonnell Douglas
          Travel Company and StarBase Corporation, for
          the Company's Irvine, California facilities.                     (B)
10.5      Incentive Stock Option, Non-Qualified Stock Option
          and Restricted Stock Purchase Plan - 1992, as amended. (*)       (B)
10.6      Form of Restricted Stock Issuance Agreement.                     (A)
10.7      Form of Restricted Stock Purchase Agreement.                     (A)
10.8      Forms of Common Stock Subscription Agreements and
          Warrants used from time to time between the Company and
          certain of its stockholders in connection with certain
          equity financings, together with a list of equity investors.     (A)
10.9      Forms of Common Stock Subscription Agreement and Warrants
          used in November 1994 Private Placement.                         (B)
10.10     Forms of Common Stock Subscription Agreement and Warrants
          used in March 1995 Private Placement.                            (C)
10.11     Regional Prototype Defined Contribution Plan and Trust
          of the Company. (*)                                              (A)
10.12     Fiscal Agency Agreement between the Company and Canaccord
          Capital Corporation.                                             (B)
10.13     Form of Agents' Warrant.                                         (B)
10.14     Silicon Valley Bank Warrant dated December 15, 1994.             (B)
10.15     Promissory Note dated November 8, 1995 payable to
          William R. Stow III.                                             (E)
10.16     Promissory Note dated December 11, 1995 payable to
          Michael G. Lyons.                                                (E)
10.17     Promissory Note dated December 11, 1995 payable to
          John Snedegar.                                                   (E)
10.18     Secured Promissory Note dated July 1, 1995 from
          William R. Stow, III.                                            (E)
10.19     Forms of Preferred Stock Subscription Agreements and
          Warrants used in January 1996 Private Placement,
          together with a list of equity investors.                        (E)
10.20     Amendment No. 1 to the Sublease dated December 1, 1994
          between McDonnell Douglas Travel Company and
          StarBase Corporation, for the Company's Irvine,
          California facilities.                                           (E)

10.21     Amendment No. 2 to the Sublease dated September 1, 1995
          between McDonnell Douglas Travel Company and StarBase
          Corporation, for the Company's Irvine, California facilities.    (E)
10.22     Forms of Common Stock Subscription Agreement and Warrants
          used in July 1995 Private Placement, together with a list
          of equity investors.                                             (E)
10.23     Form of Warrant used in May 13, 1996 Private Placement.          (D)
10.24     Form of Common Stock Subscription Agreement used in the
          May 13, 1996 private placement.                                  (D)
10.25     Form of Common Stock Subscription Agreement and Warrants
          used in June 1996 private placement, together with a list
          of equity investors and placement agent.                         37
27        Financial data schedule.

- ---------------------
(A)       Incorporated herein by reference to the Company's
          Registration Statement on Form SB-2 (file number
          33-68228) filed with the Commission on November 2, 1993.

(B)       Incorporated herein by reference to the Company's
          Registration Statement on Form 10 (file number 0-25612) filed with the Commission on February 23, 1995.

(C)       Incorporated herein by reference to the Company's
          Form 10-K (file number 0-25612) filed with the Commission on July 14, 1995.

(D)       Incorporated herein by reference to the Company's
          Form 8-K (file number 0-25612) filed with the Commission on May 16, 1996.

(E)       Incorporated herein by reference to the Company's
          Form 10-K, as amended, (file number 0-25612) filed with the Commission on July 1, 1996.


          * Denotes a management contract or compensatory plan or arrangement.


 (b)	Reports on Form 8-K

     In a report filed on Form 8-K dated May 15, 1996, the Company reported a press release announcing the private placement offering of 2,100,000 shares of the Company's common stock.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       STARBASE CORPORATION
                                       (Registrant)

   August 14, 1996                       /s/ Robert W. Leimena
- ----------------------                 ----------------------------
   Date                                   Robert W. Leimena
                                          Chief Financial Officer