Form 10QSB
period 1996-09-30
STARBASE CORP
filed 1996-11-14
CIK 911577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549





                                   FORM 10-QSB





              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996


                                       OR


              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____




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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes |X| No |_|


Number of shares outstanding as of November 14, 1996:
                             Common Stock:                 13,219,758
                             Series C Preferred Stock:         50,000

Transitional Small Business Disclosure Format:         Yes  |_|         No  |X|

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Balance Sheets at September 30, 1996 (Unaudited)
               and March 31, 1995                                        3

              Statements of Operations (Unaudited) for the three
               and six month periods ended September 30, 1996
               and 1995                                                  4

              Statements of Cash Flows (Unaudited) for the six month
              periods ended September 30, 1996 and 1995                  5

              Notes to Unaudited  Financial Statements                   6


    ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10

PART II.      OTHER INFORMATION

    ITEM 4.   Submission of Matters to a Vote of Security Holders       13

    ITEM 5.   Other Information                                         13

    ITEM 6.   Exhibits and Reports on Form 8-K                          14

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION
                          (a development stage company)

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)

                                                                                September 30,         March 31,
                                                                                     1996                1996
                                                                                ---------------     ---------------
                                                                                 (unaudited)
     ASSETS

     Current Assets:
       Cash and cash equivalents                                               $        5,579      $      1,252
       Accounts receivable, net of allowances of $18 and $44                               57                 3
       Notes and other receivables                                                        142                10
       Prepaid expenses and deferred charges                                              161               137
       Inventories                                                                         23                14
                                                                                ---------------     ---------------

         Total current assets                                                           5,962             1,416

     Property and equipment, net                                                          579               660
     Note receivable from officer                                                          76                76
     Other non-current assets                                                               7                21
                                                                                ---------------     ---------------

     Total assets                                                              $        6,624      $      2,173
                                                                                ===============     ===============


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
       Accounts payable and accrued liabilities                                $          680      $      1,375
       Due to director                                                                      -               280
       Other current liabilities                                                            1               111
       Current portion of debt                                                              -               186
                                                                                ---------------     ---------------

         Total current liabilities                                                        681             1,952

     Long-term debt                                                                         -               153
                                                                                ---------------     ---------------

         Total liabilities                                                                681             2,105


     Shareholders' equity:
       Preferred  stock,  $.01 par value;  $150  (September 30, 1996) and $4,456
         (March 31, 1996) liquidation value; authorized 10,000,000;
         issued and outstanding 50,000 (September 30, 1996) and 2,227,946                   1                22
         (March 31, 1996)
       Common stock, $.01 par value;  authorized  50,000,000;  issued 13,188,347
         (September 30, 1996) and 7,841,812 (March 31, 1996);
         outstanding, 13,182,086 (September 30, 1996) and 7,835,551 (March                132                78
         31, 1996)
      Common stock pending authorization                                                    -                27
      Additional paid-in capital                                                       26,631            18,185
      Treasury stock, 6,261 common shares                                                 (21)              (21)
      Deficit accumulated during development stage                                    (20,800)          (18,223)
                                                                                ---------------     ---------------

       Total shareholders' equity                                                       5,943                68
                                                                                ---------------     ---------------

     Total liabilities and shareholders' equity                                $        6,624      $      2,173
                                                                                ===============     ===============

                      The accompanying notes are an integral part of the financial statements


                              STARBASE CORPORATION
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                          Three months ended           Six months ended        Sept. 6, 1991
                                             September 30,               September 30,            through
                                       --------------------------  -------------------------   September 30,
                                           1996          1995          1996          1995          1996
                                                                                               (CUMULATIVE)
                                       ------------  ------------  ------------  -----------   ------------

Revenues:
  Consulting services                 $       -     $     136     $       -     $     497      $   4,430
  Consulting services-related party           -             -             -             -            281
  Products, licenses and other              172            66           381           215          2,042
                                       ------------  ------------  ------------  ------------  ------------
    Total revenues                          172           202           381           712          6,753

Cost of Sales:
  Consulting services                         -           141             -           625          4,716
  Consulting services-related party           -             -             -             -            289
  Products, licenses and other               27            44            28            72            359
                                       ------------  ------------  ------------  ------------  ------------
    Total cost of sales                      27           185            28           697          5,364
                                       ------------  ------------  ------------  ------------  ------------
Gross margin                                145            17           353            15          1,389

Operating Expenses:
  Research and development                  355           688           687         1,496          8,122
  Selling, general and                    1,242           703         2,355         2,010         14,343
    administrative                     ------------  ------------  ------------  ------------  ------------
    Total operating expenses              1,597         1,391         3,042         3,506         22,465
                                       ------------  ------------  ------------  ------------  ------------
  Operating loss                         (1,452)       (1,374)       (2,689)       (3,491)       (21,076)

  Interest, other income and
    (expense), net                           85           (65)          113           (72)           285
                                       ------------  ------------  ------------  ------------  ------------
 Loss before income taxes                (1,367)       (1,439)       (2,576)       (3,563)       (20,791)

  Provision for income taxes                  -             -             1             1              9
                                       ------------  ------------  ------------  ------------  ------------
    Net loss                          $  (1,367)    $  (1,439)    $  (2,577)    $  (3,564)     $ (20,800)
                                       ============  ============  ============  ============  ============

Per share data:
  Loss per common share               $   (0.11)    $   (0.19)    $   (0.22)    $   (0.53)
                                       ============  ============  ============  ============

  Weighted average number of
   common shares outstanding             12,714         7,727        11,471         6,666
                                       ============  ============  ============  ============


                      The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                                      Sept. 6, 1991
                                                                           Six months ended              through
                                                                             September 30,            September 30,
                                                                     -------------------------------      1996
                                                                          1996            1995        (cumulative)
                                                                     --------------- --------------- ---------------

Cash Flows from Operating Activities:
  Net loss                                                          $     (2,577)   $     (3,564)   $    (20,800)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                            117             136             685
    Provision for doubtful accounts and sales returns                         34               -             164
    Loss on disposition of property, equipment and capital lease               6              35              80
    Write-down of assets                                                       -              22              50
    Gain on debt restructuring                                                 -               -            (138)
    Recognition of deferred income                                           (66)              -            (301)
    Other adjustments                                                          -               -              75
    Common stock to be issued for professional services                        -               -               -
    Changes in assets and liabilities, excluding
        the effect of non-cash transactions:
      Accounts receivable                                                    (88)            708            (220)
      Notes and other receivables                                           (132)              2            (213)
      Inventories                                                             (9)             36             (23)
      Prepaid expenses and deferred charges                                  (24)             62            (175)
      Other assets                                                            11             (17)            (30)
      Accounts payable and accrued liabilities                              (979)            258           1,126
                                                                     --------------- --------------- ---------------
 Net cash used by operations                                              (3,707)         (2,322)        (19,720)

Cash Flows from Investing Activities:
  Proceeds from disposition of property and equipment                          -               -               4
  Capital expenditures                                                       (39)            (22)         (1,284)
                                                                     --------------- --------------- ---------------
Net cash used by investing activities                                        (39)            (22)         (1,280)

Cash Flows from Financing Activities:
  Proceeds from reverse acquisition                                            -               -           1,402
  Proceeds from sale of preferred stock                                    1,021               -           7,294
  Proceeds from issuance of common stock:
    From stock purchase plan                                                   -               -              10
    From public offering                                                       -               -           4,063
    From private placements                                                6,300             304          10,698
    From exercise of options                                                 282             102             548
    From exercise of warrants                                              1,555               -           2,579
  Proceeds from convertible subordinated notes                                 -               -             381
  Proceeds from promissory notes                                               -             462           1,083
  Payments on promissory notes                                              (111)              -            (274)
  Borrowings on line of credit                                                 -               -             664
  Payments on line of credit                                                   -            (664)           (664)
  Payment of financing related costs                                        (974)              -          (1,379)
  Payments on capitalized lease obligations                                    -              (8)            (40)
  Loans from officers/directors                                                -             137             365
  Repayment of loans from officers/directors                                   -               -             (75)
  Repayment of (disbursement of) loan to officer                               -              55             (76)
                                                                     --------------- --------------- ---------------
Net cash provided by financing activities                                  8,073             388          26,579
                                                                     --------------- --------------- ---------------
Net increase (decrease) in cash                                            4,327          (1,956)          5,579

Cash and cash equivalents, beginning of period                             1,252           1,972               -
                                                                     --------------- --------------- ---------------
Cash and cash equivalents, end of period                            $      5,579    $         16    $      5,579
                                                                     ==============  =============== ===============

                      The accompanying notes are an integral part of the financial statements


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

The interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. Certain prior period balances have been reclassified to conform to current period classifications. The results of operations for the six months ended September 30, 1996 are not necessarily indicative of the operating results for a full year.

EARNINGS PER COMMON SHARE
Earnings per common share are calculated by dividing the net loss by the weighted average shares of common stock outstanding. Common stock equivalents are considered anti-dilutive and are excluded from this calculation.

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
       (In thousands)

                                                                          September 30,      March 31,
                                                                              1996             1996
                                                                        -----------------   -----------
       ACCOUNTS RECEIVABLE
       Trade accounts receivable                                       $       75          $       47
       Less allowance for doubtful accounts                                   (18)                (44)
                                                                        -----------------   -----------
                                                                       $       57          $        3
                                                                        =================   ===========


       PROPERTY AND EQUIPMENT
       Computer hardware                                               $      896          $      869
       Furniture and fixtures                                                 130                 125
       Computer software                                                      123                 115
       Leasehold improvements                                                  29                  41
                                                                        -----------------   -----------
                                                                            1,178               1,150
       Less accumulated depreciation and amortization                        (599)               (490)
                                                                        -----------------   -----------
                                                                       $      579          $      660
                                                                        =================   ===========


       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
       Trade accounts payable                                          $      310          $      910
       Accrued professional fees                                              135                 135
       Accrued wages and bonuses                                               94                  70
       Other accrued expenses                                                 141                 260
                                                                        -----------------   -----------
                                                                       $      680          $    1,375
                                                                        =================   ===========




4.   EQUITY TRANSACTIONS

PRIVATE PLACEMENTS
The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Of the preferred stock, 2,500,000 shares have been designated as Series B Preferred Stock, of which no shares are issued and outstanding at September 30, 1996, and 366,666 shares have been designated as Series C Preferred Stock, of which 50,000 shares are outstanding at September 30, 1996.

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

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


During June 1996, the private placement of Series C Preferred Stock was completed. In this private placement, 365,496 Units were issued, each Unit consisting of one share of Series C Preferred Stock and one non-transferable warrant to purchase one share of common stock. The warrants are exercisable at $2.00 per share through January 31, 1997 and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire. The Series C Preferred Stock is not redeemable and has a liquidation preference of $3.00 per share. The holders of Series C Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company or for any other purpose. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time into the Company's common stock, of which the conversion rate will be determined by dividing $3.00 by the Conversion Price. The Conversion Price shall be the lesser of (a) $3.00 per share or (b) 80% of the average closing bid price of the common stock as reported by Bloomberg, L.P. for shares traded in the United States for the five consecutive trading days preceding the conversion date. At September 30, 1996, 315,496 shares of Series C Preferred Stock had been converted into 382,609 shares of common stock.


CONVERSION OF NOTE PAYABLE
A promissory note payable with a face value of $75,000 was converted into Series C Preferred Stock at a price of $3.00 per Unit.

WARRANTS
Warrant activity for the six month period ended September 30, 1996 is as follows:

                                                               Warrant Price
                                                 Shares          Per Share
                                             ---------------- ------------------

Outstanding at March 31, 1996                    2,949,595

Issued in connection with stock offerings        2,585,328             $2.00
Exercised                                         (403,711)      $2.00-$5.67
Expired                                             (5,006)            $5.67
                                            -----------------
 Outstanding at September 30, 1996               5,126,206
                                            =================

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


5.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Six months
                                                             ended September 30,
                                                            --------------------
(In thousands)                                                1996        1995
                                                            ---------   --------

Interest paid                                               $  20      $    25
Income taxes paid                                               1            1

Non-cash investing and financing transactions:
  Conversion of Series A Preferred Stock to
     common stock                                              -         2,710
  Conversion of Series B Preferred Stock to
     common stock (Note 4)                                     22            -
  Conversion of Series C Preferred Stock to
     common stock (Note 4)                                      3            -
  Conversion of promissory notes to Series C Preferred
     Stock (Note 4)                                            75            -
  Common Stock issued for non-cash consideration               28            -


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

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Sections 21E and 27A of the Securities Exchange Act of 1934. These forward looking statements are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to, the growth rates of certain market segments, the positioning of the Company's products in those segments, price pressures and the rapidly changing competitive environment in the software industry, the Company's ability to manage its business in its evolution from a development stage company, and the Company's ability to establish strategic alliances. Additional information on these and other risk factors which could affect the Company's financial results is included in the Company's Annual Report for the fiscal year ended March 31, 1996 on Form 10-K, as amended, on file with the Securities and Exchange Commission.


REVENUES

In the spring of 1995 the management of StarBase made the decision to focus the Company's business on the development and marketing of software designed to increase team productivity, rather than individual programmer productivity. The Company was reorganized in fiscal 1996 to reflect this change in product and market focus and, in line with the reorganization, the 26 person Consulting Division was discontinued. Thus, consulting services revenue for the quarter and six month period ended September 30, 1996 decreased to nil compared to $136,000 for the quarter and $497,000 for the six months of the previous year. Revenue from products and licenses for the quarter and six months was $172,000 and $381,000 compared to $66,000 and $215,000 for the same periods of the previous year. Revenue from products and licenses for the quarter and six months ended September 30, 1996 consisted primarily of license fee income and sales of the StarTeam products.

Product revenue to date has been limited by a number of factors, including the introductory cycle for new software development tools such as StarTeam. StarTeam
1.0 was introduced in January 1996, followed by StarTeam 2.0 in late August of 1996. Sufficient working capital was not available to support a major StarTeam
1.0 marketing and sales program. The StarTeam 1.0 marketing strategy was therefore to sell the product to a limited number of strategic customers, who, with a successful initial experience, had the potential to generate significant additional business. In June 1996, sufficient working capital was raised through a private placement to support a major marketing and sales program for StarTeam
2.0. Commercial shipments of StarTeam 2.0 began in the final week of August, 1996, providing five weeks of contribution to the revenue for the quarter ending September 30, 1996.

StarTeam is a new software product line whose target market consists of technical software professionals (developers). Marketing to technical professionals is an educational process. In the typical sales cycle, the product is purchased as a pilot test program, installed and evaluated on a small scale (3-10 seats), and, if the evaluation is satisfactory, implemented on a larger project which may involve 10 to 25 developers. Successful implementation in the project may lead to broader acceptance within the organization. The time span from an initial test order to implementation throughout the customer's organization varies depending on the organization and the level of standardization within the individual company, but in very large companies, may take 6 months to a year.

Since mid-May of 1996, when additional working capital became available, the Company has been focused on strengthening its sales and marketing effort. Due to the technical nature of the product line, the Company determined that its primary sales effort would be through direct tele-sales as well as targeted programs toward original equipment manufacturers (OEM) and large accounts. Prior to the availability of additional working capital in May 1996, several key positions in sales and marketing were either not filled or were occupied by personnel with inappropriate skill sets. As of September 30, 1996 the Company has filled open sales and marketing positions and replaced certain key management positions.

COST OF SERVICES AND PRODUCTS

There was no consulting service revenue or cost of service revenue during the quarter and for the six months ended September 30, 1996 due to the discontinuation of the Company's Consulting Division. The negative gross margin resulting from services for the quarter ended September 30, 1995 reflects decreased staff utilization as the Company reduced the scope of its consulting operations.

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

OPERATING EXPENSES

Compared to the same quarter in the prior year, operating expenses increased approximately $206,000, 15%, due to an increase in sales and marketing expenditures offset by a decrease in research and development expenses. The increase in sales and marketing expenses for the quarter is due to increased promotional activities as well as increased headcount. Research and development expenses decreased due to headcount reductions. At September 30, 1996, the Company had 36 full-time employees, 11 in sales and marketing, 8 in general and administrative, and 17 in research and development. As of September 30, 1995, the Company had 39 full-time employees, 3 in consulting, 6 in sales and marketing, 7 in general and administrative, and 23 in research and development.

RESEARCH AND DEVELOPMENT EXPENSES. While StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products, overall research and development expenses have been reduced. The Company has not capitalized any software development costs since inception. For the current quarter research and development expenses were reduced by $333,000, approximately 48% of total research and development expenses for the same quarter in the prior year. For the six month period, research and development expenses decreased $809,000 over the same period in the prior year. The primary cause for the decrease is the reduction in headcount which is a reflection of the completion of the StarTeam product line and the migration into a product improvement and maintenance mode. At the same time the company's research and development resources have been re-allocated between on-going projects as well as conceptual, future-business projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter and six months ended September 30, 1996 compared to the same periods of 1995 increased due to greater product marketing and sales expenses incurred since May 1996.

INTEREST, OTHER INCOME AND EXPENSE, NET

Interest and other income and expense, net consisted primarily of interest income generated by placing available funds in short-term US Treasury Bills. For the comparative periods in the prior year, the amounts consisted of interest expense payable on the credit line and promissory notes.

INCOME TAXES

The Company has incurred minimal income taxes due to its cumulative losses. The provision for income taxes for the quarter represented minimum state franchise taxes.

INFLATION

Management believes that inflation has not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand totaled $5.6 million at September 30, 1996 and $1.3 million at March 31, 1996. During the six months ended September 30, 1996 the Company generated $8.1 million (net) in cash from financing activities, including $8.2 million (net) from the sale of additional equity. The Company completed a private placement of preferred stock for net proceeds of approximately $1.0 million, a private placement of common stock for approximately $5.4 million, exercise of options for $0.3 million, and exercise of warrants for $1.5 million. Offsetting the proceeds from financings, the Company made payments on promissory notes of approximately $0.1 million.

During the past six months, the Company used $3.7 million for operations, an increase of approximately $1.4 million over the amount used by operations in the same six month period of the prior year. The increase in cash used for operations was primarily due to the substantial pay down of accounts payable compared to the same period in the prior year when accounts payable were allowed to cumulate due a cash shortage. Capital expenditures were approximately $39,000 for the six months ended September 30, 1996.

The Company believes that proceeds from the sale of equity securities since March 31, 1996 will at least be sufficient to allow the Company to conduct its operations through August 1997. Continuing operations thereafter will depend on increased cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.

                                     PART II

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)   The Company held its annual meeting of stockholders on September 25, 1996.

(b)  Pursuant to the  election of the eight  directors  listed  under Item 4 (c)
     (i), Messrs. Davis, Ferguson, Gratny, Lyons, Pearce, Sexton, Snedegar, and Stow were elected to hold office until the next annual meeting and until their successors are elected and qualified.

(c)   The Company's stockholders voted on the following matters:

         (i) Election of eight directors. All eight directors nominated were elected.

                               Number of Votes       # of Votes     # of Votes
         Name of Nominee             For               Against       Withheld
----------------------------- ------------------- ---------------- -------------
Alan M. Davis                       9,877,348                           48,672
Roger C. Ferguson                   9,877,348                           48,672
Gary E. Gratny                      9,877,348                           48,672
Michael G. Lyons                    9,877,348                           48,672
Phillip E. Pearce                   9,877,348                           48,672
Kenneth A. Sexton                   9,877,348                           48,672
John R. Snedegar                    9,877,348                           48,672
William R. Stow III                 9,877,348                           48,672

         (ii) Approval of amendment and restatement of incentive stock option, non-qualified stock option and restricted stock purchase plan - 1992. A total of 7,469,585 votes were voted for the amendment; 295,048 votes were voted against; and 22,111 votes were withheld.

         (iii) Proposal to reserve an additional 1,500,000 shares of common stock to the Company's 1992 stock option plan. A total of 7,521,507 votes were voted for the proposal; 243,059 votes were voted against; and 21,095 votes were withheld.

         (iv) Approval of the selection of Price Waterhouse LLP as the company's independent auditors for the year ended March 31, 1997. A total of 9,904,711 votes were voted for the selection; 13,691 votes were voted against; and 9,277 votes were withheld.


                                     ITEM 5
                                OTHER INFORMATION

         On November 4, 1996, a registration statement on Form S-3 filed by the Company was declared effective by the Securities and Exchange Commission. The registration statement covered 9,853,295 shares of common stock of the Company (including 3,800,945 shares issuable under outstanding warrants held by the investors) which were issued to investors in the eligible private placements. Other than proceeds represented by the exercise price of the warrants if exercised by the investors, the Company will not receive any of the proceeds from the sale of the shares of common stock by the investors.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits



  Exhibit                                                                                                   Ref./
  Number                                       Description Of Document                                      Page
------------   ----------------------------------------------------------------------------------------   ----------

    1.1        Underwriting Agreement between the Company and Dabney/ Resnick, Inc.                          (F)
    3.1        Amended and Restated Certificate of Incorporation of the Company.                             (B)
    3.2        Amended and Restated Bylaws of the Company.                                                   (A)
    3.3        Certificate of Designation, Series C Preferred Stock.                                         (F)
    3.4        Certificate of Amendment of Certificate of Designation,  Series C Preferred Stock.            (F)
    4.1        Investor's  Rights  Agreement  date  September  16,  1994 among the Company and certain
               investors.                                                                                    (B)
    4.2        Registration Rights Agreement dated December 15, 1994.                                        (B)
    4.3        Registration Rights Agreement dated December 1995.                                            (E)
    4.4        Registration Rights Agreement dated May 1996.                                                 (D)
    4.5        Registration Rights Agreement dated June 1996.                                                (F)
   10.1        Form of Indemnity Agreement for Directors.                                                    (A)
   10.2        Form of Indemnity Agreement for Officers.                                                     (A)
   10.3        Performance  Share Escrow  Agreement,  as amended,  among the Company,  Montreal  Trust
               Company of Canada as Escrow Agent, and certain of the Company's stockholders.                 (A)
   10.4        Sublease dated December 2, 1993 between  McDonnell  Douglas Travel Company and StarBase
               Corporation, for the Company's Irvine, California facilities.                                 (B)
   10.5        1996 Stock Option Plan, as amended. (*)                                                        (G)
   10.6        Form of Restricted Stock Issuance Agreement.                                                  (A)
   10.7        Form of Restricted Stock Purchase Agreement.                                                  (A)
   10.8        Forms of Common Stock Subscription Agreements and Warrants used from time to time between the Company and certain of its stockholders in connection with certain equity
               financings, together with a list of equity investors.                                         (A)
   10.9        Forms of Common Stock Subscription Agreement and Warrants used in November 1994
               Private Placement.                                                                            (B)
   10.10       Forms of Common Stock  Subscription  Agreement  and Warrants used in March 1995 Private
               Placement.                                                                                    (C)
   10.11       Regional Prototype Defined Contribution Plan and Trust of the Company. (*)                    (A)
   10.12       Fiscal Agency Agreement between the Company and Canaccord Capital Corporation.                (B)
   10.13       Form of Agents' Warrant.                                                                      (B)
   10.14       Silicon Valley Bank Warrant dated December 15, 1994.                                          (B)
   10.15       Promissory Note dated November 8, 1995 payable to William R. Stow III.                        (E)
   10.16       Promissory Note dated December 11, 1995 payable to Michael G. Lyons.                          (E)
   10.17       Promissory Note dated December 11, 1995 payable to John Snedegar.                             (E)
   10.18       Secured Promissory Note dated July 1, 1995 from William R. Stow III.                          (E)
   10.19       Forms of Preferred  Stock  Subscription  Agreements  and Warrants  used in January 1996
               Private Placement, together with a list of equity investors.                                  (E)
   10.20       Amendment  No. 1 to the  Sublease  dated  December 1, 1994  between  McDonnell  Douglas
               Travel  Company  and  StarBase  Corporation,   for  the  Company's  Irvine,  California
               facilities.                                                                                   (E)
   10.21       Amendment  No. 2 to the Sublease  dated  September 1, 1995  between  McDonnell  Douglas
               Travel  Company  and  StarBase  Corporation,   for  the  Company's  Irvine,  California
               facilities.                                                                                   (E)



------------   ----------------------------------------------------------------------------------------   ----------
  Exhibit                                                                                                   Ref./
  Number                                       Description Of Document                                      Page
------------   ----------------------------------------------------------------------------------------   ----------

   10.22       Forms of Common Stock  Subscription  Agreement  and Warrants  used in July 1995 Private
               Placement, together with a list of equity investors.                                          (E)
   10.23       Form of Warrant used in the May 13, 1996 Private Placement.                                   (D)
   10.24       Form of Subscription Agreement used in the May 13, 1996 Private Placement.                    (D)
   10.25       Form of  Preferred  Stock  Subscription  Agreement  and  Warrant  used in the June 1996
               Private Placement, together with a list of equity investors and placement agent.              (F)
    27         Financial Data Schedule.                                                                      17

-------------------------
    (A) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (file number 33-68228) filed with the Commission on November 2, 1993.

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

    (F) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on August 14, 1996.

    (G) Incorporated herein by reference to the Company's Definitive Proxy Statement (file number 0-25612) filed with the Commission on July 29, 1996.

         *   Denotes a management contract or compensatory plan or arrangement.




(b)      Reports on Form 8-K

         In a report filed on Form 8-K dated August 13, 1996, the Company reported a press release announcing the election of Alan M. Davis as President and CEO and William R. Stow III as Chairman. In addition, Michael G. Lyons relinquished the position of Co-Chairman but will continue as a Director of the Company.

         In a report filed on Form 8-K dated August 16, 1996, the Company reported a press release announcing a voluntary request to delist from the Vancouver Stock Exchange.

         In a report filed on Form 8-K dated September 9, 1996, the Company reported a press release announcing that the trading of its common stock had commenced on the NASDAQ SmallCap Market.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     STARBASE CORPORATION
                                                     (Registrant)

NOVEMBER 14, 1996                                        /S/ ROBERT W. LEIMENA
-------------------                                   --------------------------
Date                                                     Robert W. Leimena
                                                         Chief Financial Officer