Form 10QSB
period 1996-12-31
STARBASE CORP
filed 1997-02-11
CIK 911577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549






                                   FORM 10-QSB






              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996


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


Number of shares outstanding as of January 31, 1997:
                                   Common Stock:                13,280,569
                                   Series C Preferred Stock:        25,000

Transitional Small Business Disclosure Format:           Yes  |_|     No  |X|

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Balance Sheets at December 31, 1996 (Unaudited)
              and March 31, 1996                                              3

              Statements of Operations (Unaudited) for the three
              and nine month periods ended December 31, 1996 and 1995         4

              Statements of Cash Flows (Unaudited) for the nine month
              periods ended December 31, 1996 and 1995                        5

              Notes to Financial Statements (Unaudited)                       6


    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            10

PART II.      OTHER INFORMATION

    ITEM 5.   Other Information                                              13

    ITEM 6.   Exhibits and Reports on Form 8-K                               14

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION
                          (a development stage company)

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)

                                                                                 December 31,         March 31,
                                                                                     1996                1996
                                                                                ---------------     ---------------
                                                                                 (unaudited)

     ASSETS

     Current Assets:
       Cash and cash equivalents                                                $       4,349       $     1,252
       Accounts receivable, net of allowances of $23 and $44                              187                 3
       Notes and other receivables                                                        112                10
       Prepaid expenses and deferred charges                                              152               137
       Inventories                                                                         36                14
                                                                                ---------------     ---------------

         Total current assets                                                           4,836             1,416

     Property and equipment, net                                                          523               660
     Note receivable from officer                                                          76                76
     Other non-current assets                                                               6                21
                                                                                ---------------     ---------------

     Total assets                                                               $       5,441       $     2,173
                                                                                ===============     ===============


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
       Accounts payable and accrued liabilities                                 $         708       $     1,375
       Due to director                                                                      -               280
       Other current liabilities                                                            1               111
       Current portion of notes payable                                                     -               186
                                                                                ---------------     ---------------

         Total current liabilities                                                        709             1,952

     Long-term debt                                                                         -               153
                                                                                ---------------     ---------------

         Total liabilities                                                                709             2,105


     Shareholders' equity:
       Preferred  stock,  $.01 par value;  $150  (December  31, 1996) and $4,456
         (March 31, 1996) liquidation value; authorized 10,000,000; issued
         and outstanding 50,000 (December 31, 1996) and 2,227,946 (March 31,                1                22
         1996)
       Common stock, $.01 par value;  authorized  50,000,000;  issued 13,219,758
         (December 31, 1996) and 7,841,812 (March 31, 1996);
         outstanding, 13,219,758 (December 31, 1996) and 7,835,551 (March                 132                78
         31, 1996)
      Common stock pending authorization                                                   27                27
      Additional paid-in capital                                                       26,661            18,185
      Treasury stock, -0- shares December 31, 1996;  6,261 common shares                    -               (21)
         March 31, 1996
      Deficit accumulated during development stage                                    (22,089)          (18,223)
                                                                                ---------------    ---------------

       Total shareholders' equity                                                       4,732                68
                                                                                ---------------    ---------------

     Total liabilities and shareholders' equity                                 $       5,441       $     2,173
                                                                                ===============     ===============

                      The accompanying notes are an integral part of the financial statements


                                               STARBASE CORPORATION
                                           (a development stage company)

                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                      (in thousands, except per share amounts)

                                                                                            Sept. 6, 1991
                                                                                               through
                                          Three months ended           Nine months ended     December 31,
                                             December 31,                December 31,            1996
                                       --------------------------  --------------------------
                                           1996          1995          1996          1995    (cumulative)
                                                                                             ------------
                                       ------------  ------------  ------------  ------------

Revenues:
  Consulting services                  $      -      $      2      $      -      $    500     $   4,430
  Consulting services-related party           -             -             -             -           281
  Products, licenses and other              385            13           766           228         2,427
                                       ------------  ------------  ------------  ------------  ------------

    Total revenues                          385            15           766           728         7,138

Cost of Sales:
  Consulting services                         -             -             -           625         4,716
  Consulting services-related party           -             -             -             -           289
  Products, licenses and other               24             4            52            77           383
                                       ------------  ------------  ------------  ------------  ------------

    Total cost of sales                      24             4            52           702         5,388
                                       ------------  ------------  ------------  ------------  ------------
Gross margin                                361            11           714            26         1,750

Operating Expenses:
  Research and development                  393           477         1,080         1,973         8,515
  Selling, general and administrative     1,286           579         3,641         2,590        15,629
                                       ------------  ------------  ------------  ------------  ------------

    Total operating expenses              1,679         1,056         4,721         4,563        24,144
                                       ------------  ------------  ------------  ------------  ------------

  Operating loss                         (1,318)       (1,045)       (4,007)       (4,537)      (22,394)

  Interest, other income and                 52            (2)          165           (74)          337
   (expense), net                      ------------  ------------  ------------  ------------  ------------

 Loss before income taxes                (1,266)       (1,047)       (3,842)       (4,611)      (22,057)

  Provision for income taxes                  2             -             3             1            11
                                       ------------  ------------  ------------  ------------  ------------

    Net loss                           $ (1,268)     $ (1,047)     $ (3,845)     $ (4,612)     $(22,068)
                                       ============  ============  ============  ============  ============

Per share data:
  Loss per common share                $  (0.10)     $  (0.13)     $  (0.32)     $  (0.65)
                                       ============  ============  ============  ============

  Weighted average number of
   common shares outstanding             13,210         7,823        12,053         7,045
                                       ============  ============  ============  ============




                      The accompanying notes are an integral part of the financial statements

                                               STARBASE CORPORATION
                                           (a development stage company)

                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                   (in thousands)

                                                                                                     Sept. 6, 1991
                                                                                                        through
                                                                           Nine months ended          December 31,
                                                                              December 31,                1996
                                                                     -------------------------------
                                                                          1996            1995        (cumulative)
                                                                     --------------- --------------- ---------------
Cash Flows from Operating Activities:
  Net loss                                                           $    (3,845)    $    (4,612)    $   (22,068)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                            177             196             745
    Provision for doubtful accounts and sales returns                         54             (35)            184
    Loss on disposition of property, equipment and capital lease              16              56              90
    Write-down of assets                                                       -              45              50
    Gain on debt restructuring                                                 -               -            (138)
    Recognition of deferred income                                          (108)              -            (343)
    Other adjustments                                                          -               -              75
    Common stock to be issued for professional services                       27               -              27
    Changes in assets and liabilities, excluding
       the effect of non-cash transactions:
      Accounts receivable                                                   (239)            727            (371)
      Notes and other receivables                                           (102)              1            (183)
      Inventories                                                            (22)             25             (36)
      Prepaid expenses and deferred charges                                  (15)             27            (166)
      Other assets                                                            11            (131)            (30)
      Accounts payable and accrued liabilities                              (908)            620           1,197
                                                                     --------------- --------------- ---------------

 Net cash used by operations                                              (4,954)         (3,081)        (20,967)

Cash Flows from Investing Activities:
  Proceeds from disposition of property and equipment                          1               -               5
  Capital expenditures                                                       (53)            (22)         (1,298)
                                                                     --------------- --------------- ---------------

Net cash used by investing activities                                        (52)            (22)         (1,293)

Cash Flows from Financing Activities:
  Proceeds from reverse acquisition                                            -               -           1,402
  Proceeds from sale of preferred stock                                    1,021               -           7,294
  Proceeds from preferred stock subscriptions                                              3,201               -
  Proceeds from issuance of common stock:
    From stock purchase plan                                                   -               -              10
    From public offering                                                       -               -           4,063
    From private placements                                                6,300             304          10,698
    From exercise of options                                                 282             102             548
    From exercise of warrants                                              1,630               -           2,654
  Proceeds from convertible subordinated notes                                 -               -             381
  Proceeds from promissory notes                                               -           1,083           1,083
  Payments on promissory notes                                              (111)            (75)           (274)
  Borrowings on line of credit                                                 -               -             664
  Payments on line of credit                                                   -            (664)           (664)
  Payment of financing related costs                                      (1,019)              -          (1,424)
  Payments on capitalized lease obligations                                    -              (8)            (40)
  Loans from officers/directors                                                -             285             365
  Repayment of loans from officers/directors                                   -             (75)            (75)
  Repayment of (disbursement of) loan to officer                               -              55             (76)
                                                                     --------------- --------------- ---------------

Net cash provided by financing activities                                  8,103           4,208          26,609
                                                                     --------------- --------------- ---------------

Net increase (decrease) in cash                                            3,097           1,105           4,349

Cash and cash equivalents, beginning of period                             1,252           1,972               -
                                                                     --------------- --------------- ---------------

Cash and cash equivalents, end of period                             $     4,349     $     3,077     $     4,349
                                                                     =============== =============== ===============

                      The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.    DESCRIPTION OF BUSINESS

StarBase Corporation (the "Company"), a Delaware corporation, develops, markets and supports team-oriented product development software that addresses the evolving needs of personal computer users involved in projects requiring substantial collaboration. StarBase was founded in 1991 to address the inability of software development projects to deliver software products on time and within budget, initially through the improvement of individual programmer productivity tools. The Company was reorganized in fiscal 1996 to focus entirely on the development and marketing of software designed to increase team productivity, rather than individual programmer productivity. In line with the reorganization, the Consulting Division was discontinued.

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

The interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. Certain prior period balances have been reclassified to conform to current period classifications. The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of the operating results for a full year.

EARNINGS PER COMMON SHARE
Earnings per common share are calculated by dividing the net loss by the weighted average shares of common stock outstanding. Common stock equivalents are considered anti-dilutive and are excluded from this calculation.

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
       (In thousands)
                                                 December 31,    March 31,
                                                    1996            1996
                                                -------------   -----------
       Accounts receivable
       Trade accounts receivable               $         210    $       47
       Less allowance for doubtful accounts              (23)          (44)
                                                -------------   -----------
                                               $         187    $        3
                                               ===============  ===========


       Property and equipment
       Computer hardware                       $         884    $      869
       Furniture and fixtures                            130           125
       Computer software                                 126           115
       Leasehold improvements                             29            41
                                               ---------------   -----------
                                                       1,169         1,150
       Less accumulated depreciation and
         amortization                                   (646)         (490)
                                               ----------------  -----------
                                               $         523    $      660
                                               ================  ===========


       Accounts payable and accrued
         liabilities
       Trade accounts payable                  $         225     $      910
       Accrued professional fees                         184            135
       Accrued wages and bonuses                          96             70
       Other accrued expenses                            203            260
                                                ---------------  -----------
                                               $         708     $    1,375
                                                ===============  ===========




4.   EQUITY TRANSACTIONS

PRIVATE PLACEMENTS
The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Of the preferred stock, 2,500,000 shares have been designated as Series B Preferred Stock, of which no shares are issued and outstanding at December 31, 1996, and 366,666 shares have been designated as Series C Preferred Stock, of which 50,000 shares are outstanding at December 31, 1996.

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

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


During June 1996, the private placement of Series C Preferred Stock was completed. In this private placement, 365,496 Units were issued, each Unit consisting of one share of Series C Preferred Stock and one non-transferable warrant to purchase one share of common stock. The warrants are exercisable at $2.00 per share through January 31, 1997 and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire. The Series C Preferred Stock is not redeemable and has a liquidation preference of $3.00 per share. The holders of Series C Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company or for any other purpose. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time into the Company's common stock, of which the conversion rate will be determined by dividing $3.00 by the Conversion Price. The Conversion Price shall be the lesser of (a) $3.00 per share or (b) 80% of the average closing bid price of the common stock as reported by Bloomberg, L.P. for shares traded in the United States for the five consecutive trading days preceding the conversion date. At December 31, 1996, 315,496 shares of Series C Preferred Stock had been converted into 382,609 shares of common stock.

CONVERSION OF NOTE PAYABLE
A promissory note payable with a face value of $75,000 was converted into Series C Preferred Stock at a price of $3.00 per Unit. Long-term notes payable to two directors and one director with face values totaling $80K and $73K, respectively, were converted to common stock at a price of $3.18 and $2.19 per share, respectively.

COMMON STOCK PENDING AUTHORIZATION
Common stock pending authorization represents common shares to be issued in payment for consulting fees to an independent consultant.

TREASURY SHARES
On November 8, 1996, the Company retired 6,261 shares of common stock held in treasury.

WARRANTS
Warrant activity for the nine month period ended December 31, 1996 is as follows:

                                                                Warrant Price
                                                Shares            Per Share
                                           ------------------- ----------------

Outstanding at March 31, 1996                        2,949,595

Issued in connection with stock offerings            2,580,328           $2.00
Exercised                                             (441,383)    $2.00-$5.67
Expired                                                 (5,006)          $5.67
                                            -------------------
 Outstanding at December 31, 1996                    5,083,534
                                            ===================

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


5.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                              Nine months
                                                           ended December 31,
                                                         ----------------------
(In thousands)                                             1996          1995
                                                         ---------    ---------

Interest paid                                            $      20    $     28
Income taxes paid                                                1           1

Non-cash investing and financing transactions:
  Conversion of Series A Preferred Stock to
     common stock                                                -       2,710
  Conversion of Series B Preferred Stock to
     common stock (Note 4)                                      22           -
  Conversion of Series C Preferred Stock to
     common stock (Note 4)                                       3           -
  Conversion of promissory notes to Series C Preferred
     Stock (Note 4)                                             75           -
  Conversion of notes payable to equity (Note 4)               153         745
  Common Stock issued for non-cash consideration                28           -
  Conversion of loans from officers to equity                    -         137
  Treasury stock retired, 6,261 common shares (Note 4)          21           -
  Common stock issued as finder's fees                           -          39


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


REVENUES

In the spring of 1995 the management of StarBase made the decision to focus the Company's business on the development and marketing of software designed to increase team productivity, rather than individual programmer productivity. The Company was reorganized in fiscal 1996 to reflect this change in product and market focus and, in line with the reorganization, the 26 person Consulting Division was discontinued. Thus, consulting services revenue for the quarter and nine month period ended December 31, 1996 decreased to nil compared to $2,000 for the quarter and $500,000 for the nine months of the previous year. Revenue from products and licenses for the quarter and nine months was $385,000 and $766,000 compared to $13,000 and $228,000 for the same periods of the previous year. Revenue from products and licenses for the quarter and nine months ended December 31, 1996 consisted primarily of license fee income and sales of the StarTeam and Versions products.

Product revenue to date has been limited by a number of factors, including the introductory cycle for new software development tools such as StarTeam. StarTeam
1.0 was introduced in January 1996, followed by StarTeam 2.0 in late August of 1996. Sufficient working capital was not available to support a major StarTeam
1.0 marketing and sales program. The StarTeam 1.0 marketing strategy was therefore to sell the product to strategic customers, who, with a successful initial experience, had the potential to generate significant additional business. In June 1996, sufficient working capital was raised through a private placement to support a major marketing and sales program for StarTeam 2.0. Commercial shipments of StarTeam 2.0 began in the final week of August. In addition, Versions 2.0 sales commenced during the final week of December 1996.

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

Since mid-May of 1996, when additional working capital became available, the Company has been focused on strengthening its sales and marketing effort. Due to the technical nature of the product line, the Company determined that its primary sales effort would be through direct tele-sales as well as targeted programs toward original equipment manufacturers (OEM) and large accounts. Prior to the availability of additional working capital in May 1996, several key positions in sales and marketing were not filled. As of December 31, 1996 the Company has filled the open sales and marketing positions.

COST OF SERVICES AND PRODUCTS

There was no consulting service revenue or cost of service revenue during the quarter and for the nine months ended December 31, 1996 due to the discontinuation of the Company's Consulting Division. The negative gross margin resulting from services for the quarter ended December 31, 1995 reflects decreased consulting staff utilization as the Company reduced the scope of its consulting operations.

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

OPERATING EXPENSES

Compared to the same quarter in the prior year, operating expenses increased approximately $623,000, 59%, due to a significant increase in sales and marketing expenditures offset by a decrease in research and development expenses. During the quarter ended December 31, 1995, the company experienced a severe cash shortage which resulted in a dramatic cut-back in operating expenses, including substantial personnel reductions. For the comparable quarter in the current year, as additional working capital became available and, coupled with the completion and introduction of StarTeam 2.0 into the market, additional operating expenses were incurred. The increase in sales and marketing expenses for the quarter is due to increased promotional activities as well as increased headcount. Research and development expenses decreased due to headcount reductions during the quarter ended December 31, 1995. At December 31, 1996, the Company had 40 full-time employees, 14 in sales and marketing, 7 in general and administrative, and 19 in research and development. During 1995 the Company embarked on a dramatic headcount reduction, moving from an employee base of approximately 90 persons to where, as of December 31, 1995, the Company had 28 full-time employees, 5 in sales and marketing, 7 in general and administrative, and 16 in research and development.

RESEARCH AND DEVELOPMENT EXPENSES. While StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products, overall research and development expenses have been reduced. The Company has not capitalized any software development costs since inception. For the current quarter research and development expenses were reduced by $84,000, approximately 18% of total research and development expenses for the same quarter in the prior year. For the nine month period, research and development expenses decreased $893,000 over the same period in the prior year. The primary cause for the decrease is the reduction in headcount which resulted in a reduction of compensation expense of approximately $675,000, reflecting the Company's shift to the development of software designed to increase team productivity. In addition, the Company's research and development resources have also been re-allocated between on-going projects as well as conceptual, future-business projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarter and nine months ended December 31, 1996 compared to the same periods of 1995 increased $707,000 and $1,051,000, respectively. For the nine month period the greatest increase occurred in sales and marketing, approximately $714,000. Of this amount approximately $80,000 was due to headcount, with the remainder due to marketing programs such as media space, trade shows, direct mail and promotional materials. The quarterly increase was due to similar items.

INTEREST, OTHER INCOME AND (EXPENSE), NET

Interest and other income and (expense), net consisted primarily of interest income generated by placing available funds in short-term US Treasury Bills. For the comparative periods in the prior year, the amounts consisted of interest expense payable on the credit line and promissory notes.

INCOME TAXES

The Company has incurred minimal income taxes due to its cumulative losses. The provision for income taxes for the quarter represented minimum state franchise taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand totaled $4.3 million at December 31, 1996 and $1.3 million at March 31, 1996. During the nine months ended December 31, 1996 the Company generated $8.1 million (net) in cash from financing activities, including $8.2 million (net) from the sale of additional equity. The Company completed a private placement of preferred stock for proceeds of approximately $1.0 million, a private placement of common stock for approximately $6.3 million, exercise of options for $0.3 million, and exercise of warrants for $1.6 million. Offsetting the proceeds from financings, the Company made payments on financing related costs of $1.0 million and on promissory notes of approximately $0.1 million.

During the past nine months, the Company used $5.0 million for operations, an increase of approximately $1.9 million over the amount used by operations in the same nine month period of the prior year. The increase in cash used for operations was primarily due to the substantial pay down of accounts payable compared to the same period in the prior year when accounts payable were allowed to cumulate due a cash shortage. Capital expenditures were approximately $53,000 for the nine months ended December 31, 1996.

The Company believes that proceeds from the sale of equity securities since March 31, 1996 and the cash balance at December 31, 1996 will at least be sufficient to allow the Company to conduct its operations through August 1997. Continuing operations thereafter will depend on increased cash flow from operations or the Company's ability to raise additional funds through equity, including conversion of warrants; debt; or other financing. There can be no assurance, however, that such funds will be available.

                                    PART II


                                     ITEM 5
                                OTHER INFORMATION

On November 4, 1996, a registration statement on Form S-3 filed by the Company was declared effective by the Securities and Exchange Commission. The registration statement covered 9,853,295 shares of common stock of the Company (including 3,800,945 shares issuable under outstanding warrants held by the investors) which were issued to investors in eligible private placements. Other than proceeds represented by the exercise price of the warrants if exercised by the investors, the Company will not receive any of the proceeds from the sale of the shares of common stock by the investors.


                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  Exhibit                                                                                                   Ref./
  Number                                       Description Of Document                                      Page
------------   ----------------------------------------------------------------------------------------   ----------

    1.1        Underwriting Agreement between the Company and Dabney/ Resnick, Inc.                          (F)
    3.1        Amended and Restated Certificate of Incorporation of the Company.                             (B)
    3.2        Amended and Restated Bylaws of the Company.                                                   (A)
    3.3        Certificate of Designation, Series C Preferred Stock.                                         (F)
    3.4        Certificate of Amendment of Certificate of Designation,  Series C Preferred Stock.            (F)
    4.1        Investor's  Rights  Agreement  date  September  16,  1994 among the Company and certain
               investors.                                                                                    (B)
    4.2        Registration Rights Agreement dated December 15, 1994.                                        (B)
    4.3        Registration Rights Agreement dated December 1995.                                            (E)
    4.4        Registration Rights Agreement dated May 1996.                                                 (D)
    4.5        Registration Rights Agreement dated June 1996.                                                (F)
   10.1        Form of Indemnity Agreement for Directors.                                                    (A)
   10.2        Form of Indemnity Agreement for Officers.                                                     (A)
   10.3        Performance  Share Escrow  Agreement,  as amended,  among the Company,  Montreal  Trust
               Company of Canada as Escrow Agent, and certain of the Company's stockholders.                 (A)
   10.4        Sublease dated December 2, 1993 between  McDonnell  Douglas Travel Company and StarBase
               Corporation, for the Company's Irvine, California facilities.                                 (B)
   10.5        1996 Stock Option Plan, as amended. (*)                                                       (G)
   10.6        Form of Restricted Stock Issuance Agreement.                                                  (A)
   10.7        Form of Restricted Stock Purchase Agreement.                                                  (A)
   10.8        Forms of Common Stock Subscription Agreements and Warrants used from time to time between the Company and certain of its stockholders in connection with certain equity
               financings, together with a list of equity investors.                                         (A)
   10.9        Forms of Common Stock Subscription Agreement and Warrants used in November 1994
               Private Placement.                                                                            (B)
   10.10       Forms of Common Stock  Subscription  Agreement  and Warrants used in March 1995 Private
               Placement.                                                                                    (C)
   10.11       Regional Prototype Defined Contribution Plan and Trust of the Company. (*)                    (A)
   10.12       Fiscal Agency Agreement between the Company and Canaccord Capital Corporation.                (B)
   10.13       Form of Agents' Warrant.                                                                      (B)
   10.14       Silicon Valley Bank Warrant dated December 15, 1994.                                          (B)
   10.15       Secured Promissory Note dated July 1, 1995 from William R. Stow III.                          (E)
   10.16       Forms of Preferred  Stock  Subscription  Agreements  and Warrants  used in January 1996
               Private Placement, together with a list of equity investors.                                  (E)


   10.17       Amendment  No. 1 to the  Sublease  dated  December 1, 1994  between  McDonnell  Douglas
               Travel  Company  and  StarBase  Corporation,   for  the  Company's  Irvine,  California
               facilities.                                                                                   (E)
   10.18       Amendment  No. 2 to the Sublease  dated  September 1, 1995  between  McDonnell  Douglas
               Travel  Company  and  StarBase  Corporation,   for  the  Company's  Irvine,  California
               facilities.                                                                                   (E)
   10.19       Forms of Common Stock  Subscription  Agreement  and Warrants  used in July 1995 Private
               Placement, together with a list of equity investors.                                          (E)
   10.20       Form of Warrant used in the May 13, 1996 Private Placement.                                   (D)
   10.21       Form of Subscription Agreement used in the May 13, 1996 Private Placement.                    (D)
   10.22       Form of  Preferred  Stock  Subscription  Agreement  and  Warrant  used in the June 1996
               Private Placement, together with a list of equity investors and placement agent.              (F)
   10.23       Lease dated  November 22, 1996 between The Provider Fund and StarBase  Corporation, for       16
               the Company's Irvine, California facilities.
    27         Financial data schedule

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


(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         STARBASE CORPORATION
                                         (Registrant)

February 7, 1997                            /s/ Donald R. Farrow
---------------------                    -------------------------
Date                                        Donald R. Farrow
                                            President