Form 10KSB
period 1997-03-31
STARBASE CORP
filed 1997-06-30
CIK 911577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1997


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

The registrant's revenues for its most recent fiscal year:       $1,039,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1997, based on the closing price as reported by NASDAQ was $ 10,847,821.

Number of shares outstanding as of May 31, 1997:     Common Stock: 13,463,717

Documents Incorporated by Reference: Proxy Statement for 1997 Annual Shareholders' Meeting; Part III.

                                TABLE OF CONTENTS
Part I........................................................................3
   Item 1. Business...........................................................3
     Company Formation and Acquisition........................................3
     Company and Product History..............................................3
     Market Background for ITE Products.......................................4
     The Market Opportunity...................................................5
     Industry Background......................................................6
     StarBase Strategy........................................................8
     StarBase ITE Products....................................................9
     Competition.............................................................12
     Marketing and Sales.....................................................14
     Proprietary Rights......................................................16
     Employees...............................................................17
     Forward Looking Statements..............................................17
     Risk Factors............................................................17
   Item 2. Properties........................................................18
   Item 3. Legal Proceedings.................................................18
   Item 4. Submission of Matters to a Vote of Security Holders...............18
Part II......................................................................19
   Item 5. Market for Registrant's Common Equity.............................19
   Item 6. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................19
     Results of Operations...................................................19
     Factors That May Effect Future Results..................................21
     Liquidity and Capital Resources.........................................23
     New Accounting Standards................................................24
   Item 7. Financial Statements..............................................25
     Report of Independent Accountants.......................................26
     Consolidated Balance Sheets.............................................27
     Consolidated Statements of Operations...................................28
     Consolidated Statements of Cash Flows...................................29
     Consolidated Statements of Shareholders' Equity.........................30
   Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................41
Part III.....................................................................42
   Item 9. Directors and Executive Officers of The Registrant................42
   Item 10. Executive Compensation...........................................43
   Item 11. Security Ownership of Certain Beneficial Owners and Management...43
   Item 12. Certain Relationships and Related Transactions...................43
Part IV......................................................................44
   Item 13. Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.........................................................44
     (a)     (3) Exhibits With Each Management Contract or Compensatory
                 Plan or Arrangement Required to be Filed Identified.........44
     (b)     Reports on Form 8-K.............................................44
     (c)     Exhibits........................................................44

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

In June 1996, the Company began trading on the NASDAQ Over The Counter Electronic Bulletin Board under the symbol "SBAS". Subsequently, the Company voluntarily delisted from the VSE and began trading on The NASDAQ SmallCap Market in September 1996.

The Company's address is 18872 MacArthur Boulevard, Irvine, California 92612. The Company's registered office is in the City of Wilmington, County of New Castle, Delaware. Its telephone number is (714) 442-4400. The Company's federal tax identification number is 33-0567363.


COMPANY AND PRODUCT HISTORY

StarBase was founded to solve a critical business problem that has plagued the software industry for the past two decades, namely the inability of software development projects to deliver software products on time and within budget. The industry solution to this problem has been to improve the development tools for programmers and, most recently, Integrated Development Environments ("IDE") for programmers. Although the industry's major software companies have made significant improvements in IDE product offerings, i.e., Microsoft Visual C++, Microsoft Visual Basic, Powersoft PowerBuilder, Borland Delphi, etc., the industry press has continued to report that the majority of software projects continue to come in late and over budget.

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

The development of StarBase ITE products was, to a large measure, simplified by the fact that the partially developed StarBase IDE contained many important elements of the new ITE concept. The Company also concluded that if the ITE component was separated from the StarBase IDE, it could not only function as a stand-alone product, but could be used to complement IDEs offered by many of the largest software companies. Thus, the technology base under development during the first two years was refocused entirely on the production of a complete ITE product line, resulting in the shipping of StarTeam 1.0 in January 1996.

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

During 1995, the Company was restructured to support the new product and marketing plans for the StarBase ITE product line. In addition, the Company began to recruit new marketing and sales personnel in early 1996 to implement the market introduction of the ITE product line.


MARKET BACKGROUND FOR ITE PRODUCTS

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

Team tools for  personal  computers  such as software  configuration  management
("SCM") for the management of team programming code, collaboration tools that provided electronic discussion facilities, project management, work flow and defect tracking began to appear in the 1980s. It was becoming widely recognized that team process tools offered significant productivity improvements. Work flow studies began to show that team productivity is primarily dependent on the rapid transfer of information and work between team members. Admittedly, the reduction of task time in a software project through individual programmer productivity improvements incrementally reduces the overall process time, but improvements by orders of magnitude can be attained through team process improvements. Thus, the Company concluded that team-oriented development tools, and in particular, ITEs that reduce the time to transfer information and facilitate workflow between team members, are an important solution to the software development productivity problem.


THE MARKET OPPORTUNITY

WINDOWS95,WINDOWS NT AND UNIX SOFTWARE DEVELOPMENT.
Management believes that there is a significant backlog of new software application development within the Fortune 1000. As a result, management believes that application development responsibility is migrating out of the MIS organization and into the operating divisions of these corporations. In response to this trend, software companies are offering a new generation of object-oriented, client-side development tools to satisfy these departmental desktop application development needs.

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

The StarBase ITE products called StarTeam augment and complement existing IDEs and are built on an SCM foundation. The SCM component of StarTeam is also a standalone product called Versions. StarBase is significantly participating in the IDE market through strategic alliances and OEM license agreements with many of the major IDE vendors, offering Versions 2.0 as an integral component of their IDE. StarBase expects the IDE integrated Versions 2.0, offered to such major vendors, to create upsell and market pull-through for the more complete StarTeam product. StarTeam also extends SCM and ITE capabilities to other members of the project team who do not use professional application development tools. A more detailed description of the OEM strategy and specific contracts can be found in the Marketing and Sales section of this document.

INTERNET DEVELOPMENT
In the latter half of 1996, StarBase introduced an add-on product, StarTeam Web Connect, that extended StarTeam 2.0 for use with Internet and intranet servers; intranet is the use of Internet technology inside a company but not being connected to the Internet. In April 1997 StarTeam Web Connect was combined with StarTeam Server to create one product named StarTeam VirtualTeam Server. StarTeam VirtualTeam Server builds on all the integrated capabilities of StarTeam and adds a set of features aimed specifically at web content developers and web site managers. Through StarTeam VirtualTeam Server, web content authors, web masters, graphic artists and other contributors can manage their web page development files into a StarTeam project and easily control the publishing of their web pages. Web site visitors are able to directly report problems and hold electronic conversations about each file published.

The growth of the Internet and intranet markets represent a new alternative in the manner that enterprises develop and disseminate internal and external information. Currently most changes to a corporate web site must go through a web master or web administrator. As more companies find themselves communicating and doing business over the Internet or corporate intranets, the need for tools to support this unique type of development becomes critical. With tools such as StarTeam VirtualTeam Server, authorized users can access detailed audit trails of development, check files in and out for editing, and retrieve past versions of web site files. Using StarTeam VirtualTeam Server, these users can send information directly to a web site, easing the burden for web administrators. Without a product such as StarTeam VirtualTeam Server, it is difficult to control the configuration of a web site, leading to invalid hyperlinks and inconsistent information. Additionally, as web pages are constantly undergoing change and updates, maintaining version control of web page information prevents potentially costly information errors.

Market size and, consequently, revenue potential cannot be determined at this time as the Company believes that StarTeam and its extensions represent new market opportunities. The market for Software Configuration Management has been estimated to exceed $300 million in 1997. StarTeam also integrates tools from other markets such as defect tracking and collaboration into SCM. Market size information for web site development and white collar professional development teams is not available. The Company believes that these new markets are potentially much larger than the SCM market.


INDUSTRY BACKGROUND

The software industry is undergoing a shift in product needs. The widespread availability of faster and more powerful computer hardware and peripherals at relatively lower prices has created demand for computers as an integral part of business operations. Moreover, users are demanding more and better access to information. As a result, computer needs are shifting from a host-oriented mainframe and minicomputer architecture to a client/server and network computing architecture. The industry's goal is to quickly and efficiently deliver information to the point of need at a lower cost. In a client/server application environment, corporate data typically resides on dedicated processors, which can be accessed directly by networked personal computers, known as clients, and manipulated by most users within the organization.

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

OBJECT-ORIENTED IDES ADDRESS PART OF THE PROBLEM
Object-oriented technology advances a new, more effective approach to developing software applications. This technology allows programmers to represent business models in software applications that closely correspond to real-world business relationships. Object-oriented programming is based on constructing software in terms of building blocks called objects. These objects, which may be simple or complex, can be defined and modified independently, used as-is in new applications or extended to create new functionality. As a result, object-oriented technology offers substantial productivity gains for developers.

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

Management believes that applications built on a foundation of both object-oriented software and team-oriented development tools are generally developed faster and more reliably than their monolithic (non-object oriented) counterparts. They are generally more flexible and more easily modified than the non-object oriented counterparts, are more easily distributed throughout a network to the point of work, and take advantage of the economics of client/server computer platforms.

ITE PRODUCTS COMPLETE THE SOLUTION
Object-oriented software development methods have substantially changed the manner in which development teams operate. Team members now utilize re-usable components rather than develop code from the ground up. Teams are now typically smaller in size and require better communication among their members. Teams are often formed on an as-needed basis to produce applications that directly address the defined business needs.

Many vendors are delivering object-oriented or hybrid tools that provide enhanced individual programmer productivity. They are focused on traditional enabling technologies, such as C++ compilers, debuggers, browsers, RDBMS, 4GL, and cross-platform development tools, among others. By contrast, the Company is focused on products that enable multiple programmers to increase productivity within a team environment. The Company believes that its new approach to Windows and Internet application development has created a new product category with a focus on integrating the team into a collaborative, efficient work flow environment. Furthermore, StarBase's ITE products bind together many of the individual object oriented and hybrid tools into a collectively more powerful application development environment.

The most important attribute for an effective team-oriented tool is that it be unobtrusive. That is, it needs to deliver only the work that needs to be acted upon. Programmer productivity is significantly reduced when concentration is interrupted by team administrative tasks or meetings. None the less, programmers need to share information in order to collaborate effectively. At the same time, managers need to know the status of work-in-process in order to make decisions. StarBase products are intended to enable uninterrupted programmer productivity by offering electronic collaboration, automatic work flow routing and on-line access to project status.

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


STARBASE STRATEGY

StarBase's strategy is to develop, market, and support an ITE product line that addresses the evolving needs of a wide range of computer users. The Company seeks to develop products that are easy to use, offer "best-of-breed" functionality at attractive prices, feature familiar user interfaces, and deliver a high degree of integration. In developing its products, the Company relies on a combination of internal product development efforts, complementary technologies and products from third parties.

The Company believes that it is first to market with an ITE product line that is overall "best-of-breed". The Company is striving to evolve the products so that each major integrated component is also "best-of-breed". The Company believes it can thereby establish and maintain significant market share, achieve profitability without sacrificing long-term growth opportunities and deliver products that offer significant real value to the customer by containing the cost of development.

The key elements of the Company's strategy are to:

         ACHIEVE EARLY MARKET ACCEPTANCE AND AWARENESS. A vital part of the Company's overall strategy in 1996 involved achieving both industry/customer awareness and credibility in preparation for the Company's 1997 product launch of its StarTeam 3.0 ITE platform. A solid foundation within the team-oriented target market for the next phase of the Company's strategy has been established through the introduction of the initial StarTeam product line, product recognition awards from the industry, and the successful expansion of the reseller, direct, OEM and international channels.

         ESTABLISH A UNIQUE MARKET  POSITION WITH THE  INTRODUCTION  OF STARTEAM
         3.0. The Company believes StarTeam 3.0 will offer improvements over other available products unmatched by any individual competitor. The Company is not aware of any commercially available team-oriented product with the capability, integration, and local and wide area communications represented by the StarTeam 3.0 suite of products. These products represent a new class of software development tools which should uniquely set the Company apart from its competition.

         EXPAND MARKET ACCESS THROUGH THE INTERNET, PARTNERSHIPS AND INDUSTRY ALLIANCES. The Company is expanding the market access for its ITE products by aggressively pursuing partnerships and alliances with industry leading vendors. As a result, Versions 2.0 is bundled as a component into several IDE products from the leading software vendors. The Company has thus far announced eight bundling agreements with IDE vendors. A more detailed description of the OEM strategy and specific contracts can be found in the Sales and Marketing section of this document.

         EXPAND ITES THROUGHOUT THE ENTERPRISE. The Company believes its team-oriented technology that was initially designed for software development collaboration, can be adapted to encompass generic, collaborative work flow throughout the enterprise. StarBase intends to leverage its existing technology to other functional areas within the enterprise that will result in new market opportunities for the Company outside the software development segment. The initial targets are web site development and white collar professional product development. The Company believes that the extension of ITE capabilities from software development to web site and white collar office product development will offer significant market expansion to the Company.

STARBASE ITE PRODUCTS

StarBase Corporation develops, markets and supports computer software defined as ITE product development tools that address the evolving needs of a wide range of personal computer users. These products are designed for computers running
Windows, Windows NT, Windows 95 and UNIX operating systems within a client/server environment. The Company's products are used in a variety of personal computer environments, including desktop, laptop and notebook computers, as well as local and wide area networks ("LAN" and "WAN").

Product capabilities for StarTeam, the Company's flagship product, currently include configuration management, threaded conversations (a specialized form of collaboration management), defect tracking (providing elements of both collaboration and work flow), and change control auditing (a component of project management). Team administration commonly found in configuration management systems such as version control, branching, merging, and archiving is also included. The first ITE product, StarTeam 1.0, was released in January 1996 and gained critical acclaim from the industry press and independent testing laboratories. StarTeam 2.0, released in August 1996, included StarTeam Server and StarTeam Web Connect which added Internet and intranet access as well as improved performance. StarTeam 2.1, released in April 1997, offers enhanced functionality, a combined server product (StarTeam VirtualTeam Server) and scalable workstation products (StarTeam Workstation, for small teams, and StarTeam Workstation Professional, for larger geographically distributed teams).

STARTEAM 2.1

StarTeam integrates into IDEs, and supports all popular file-based development environments and applications including C++, Java, Delphi, Visual Basic, Developer/2000, HAHTsite, HTML and more. StarTeam is designed from the ground up for Windows 95 and NT, tightly integrating into each to provide an unparalleled level of power and intuitive ease-of-use. StarTeam is a family of products designed to help teams of application and web developers work together more efficiently. Because there is a wide range of user requirements, StarBase offers a range of scalable StarTeam SCM solutions. For first time SCM users, smaller teams and LAN users, StarTeam Workstation offers a easy-to-use solution. For advanced, Internet or client/server needs, StarBase offers StarTeam Workstation Professional and StarTeam VirtualTeam Server. A team can migrate to the more advanced StarTeam product as their needs grow.

StarTeam Workstation is a tightly integrated suite of SCM tools including version control, visual differencing, defect tracking with process management, threaded conversation, project status reports and charts, build and milestone management, an audit log and an advanced project repository. StarTeam Workstation Professional extends the SCM functionality found in StarTeam Workstation and includes client/server connectivity to the StarTeam VirtualTeam Server.

StarTeam VirtualTeam Server allows all team members using StarTeam Workstation Professional to access projects via the Internet, intranet, WAN and dial-up connectivity. This allows secure, flexible and dynamic teams to easily be created to complete even the most ambitious projects by removing limits on where team members are located or the time they work. In addition, StarTeam VirtualTeam Server utilizes client/server technology to greatly increase performance while reducing network traffic to provide a secure scalable solution that serves the needs of even the largest teams.

StarTeam VirtualTeam Server also provides access to application and web projects via a web browser. It allows a wide range of users to participate in the development process in an easy, organized, cost effective and secure way. As part of an application development project, it provides a way for beta users, testers, consultants and others to interact, provide feedback and other information. As part of a web project, it allows the webmaster to create a framework to interact with everyone involved with content, graphics, testing and user input.

STARTEAM 3

REPOSITORY-BASED CLIENT/SERVER ARCHITECTURE
StarTeam 3 maintains its data in a secure, database-independent repository compatible with Microsoft Access, Oracle, SQL Server and many other Open Database Connectivity ("ODBC") databases. The efficient client/server architecture provides a language and protocol-independent connection to a variety of clients including a Windows-based Graphical User Interface ("GUI"), a portable Java-based command line interface and a virtual device driver interface. This architecture is designed to accommodate additional clients, such as a graphical Java-based, universal client. Such a client, capable of operating wherever a Java virtual machine is available, is planned for release by late 1997.

VIEW-BASED PROJECTS
The core of StarTeam's software configuration management ("SCM") functionality is based on the concept of a "View". Views provide an intuitive mechanism for maintaining multiple configurations of a given software development effort. For example, a team might be well into the development of version 2.0 of a product when a need arises to create a maintenance release based on the currently shipping version 1.0. With Views, the StarTeam user can "roll-back" the project to the state it was in when version 1.0 was released and create a variant specifically to address the maintenance issue. The Company believes the ability to graphically create and manipulate such Views is unique to StarTeam 3.

PROGRAMMABILITY, CUSTOMIZABILITY
No off-the-shelf product can meet the needs of all teams in all situations. To address the necessity for tailorable solutions, StarTeam provides industry-standard interfaces based on Microsoft's Component Object Model ("COM"). Support of COM allows any external application, for example a compiler, editor or project management tool, to programmatically drive StarTeam 3. Within the StarTeam environment itself, users are provided with the ability to customize the behavior of the application through the incorporation of Microsoft's Visual Basic for Applications ("VBA").

TASK MANAGEMENT
As software development projects get more complex, many teams find that the most efficient way to work is to organize all changes to their project around the notion of a task. StarTeam 3 allows users to create "Tasks", a higher-level construct than is typically available in competing products. Through Tasks, a user defines all the file changes necessary to complete a single task. Typically, no changes can be made to any files unless those changes are assigned to a specific task. This provides managers with the level of control they need for large, complex projects.

INTEGRATION WITH WINDOWS EXPLORER
Most products with which StarTeam competes provide a GUI designed expressly for the purpose of facilitating the many tasks facing software development teams. While StarTeam 3 also provides such a GUI, many users, particularly non-technical users, are unenthusiastic about having to learn yet another application program, even though they would benefit substantially from the features StarTeam 3 offers. To address this issue and to provide greater flexibility for technical users, StarTeam 3 includes a mechanism for "projecting" StarTeam Views directly into Microsoft Explorer. Once defined, a View appears as a new storage device, similar to a disk drive, in Explorer. The user then interacts with files under version control in StarTeam through the familiar Explorer interface without ever starting the StarTeam GUI.

DESIGNED TO PROVIDE HIGH PERFORMANCE FOR TODAY'S INTERNET/INTRANET TEAMS Increasingly software development teams rely on outside contractors, telecommuters and other remote team members. StarTeam 3 incorporates numerous features to support the low-speed connections (dial-up lines, WANs, Internet) typically available to such remote team members. The architecture has been designed to minimize data traveling across the client/server connection. For example, whenever a client requests a file from the server, this request is routed through a local file cache. Whereas most competitive products send all such requests to their repositories, in StarTeam 3 any request that can be fulfilled by the cache is not sent to the server. Moreover, this local cache is used to dramatically reduce the data sent to the server in a file "check-in" process. Because the cache "knows" the state of a file prior to any modifications, only the modifications are sent across the connection to the server. The Company estimates that network traffic from this type of operation is reduced between one and two orders of magnitude through this mechanism.

CONCURRENT HOSTING OF PVCS AND SOURCESAFE ARCHIVES
Many organizations employ multiple SCM tools, with the tool varying by department or team. The inability to standardize on a single tool because of file format incompatibilities decreases collaboration and code reuse and increases costs. StarTeam 3 takes a unique approach: it supports foreign file formats as though they were native to StarTeam. This open approach allows StarTeam to read and write existing SCM archives from Intersolv's PVCS and Microsoft's SourceSafe in place, without the need for an import operation. For those users with existing investments in these products, StarTeam provides significant benefits beyond the tool they currently use. In fact, virtually all the facilities available in StarTeam become available to them. For example, PVCS users could access their files securely across the Internet and SourceSafe users could integrate defect tracking directly to their projects.

STARTEAM 3.0 DELIVERY SCHEDULE
StarTeam 3 is currently in a late Alpha phase, being used internally by the Company to build StarTeam 3, a process known as self-hosting. The StarTeam 3 project itself consists of over 2,000 separate modules and the development team is distributed, with several developers in remote locations connecting to the project across the Internet. Beta deliveries are expected in July 1997, with commercial shipment expected by late Fall of 1997. Although management fully expects to meet these scheduled dates, there can be no assurance that this development process will not encounter unanticipated delays.

VERSIONS 2.0

StarTeam was built around a version control component and called Versions. Versions can also operate as a standalone product or integrate into IDEs as a component, supporting popular file-based development environments and applications including C++, Java, Delphi, Visual Basic, Developer/2000, HAHTsite, HTML and others. Versions is designed from the ground up for Windows 95 and NT, tightly integrating into each to provide revision control power and intuitive ease-of-use. Versions provides version control, visual differencing, build and milestone management, audit logs, security and an advanced project repository for individuals and groups of application and web site developers on a local area network. The Company believes Versions provides a unique blend of power and intuitive ease-of-use unparalleled in other version control products.

ROUNDTABLE TOTAL SOFTWARE MANAGEMENT SYSTEM FOR PROGRESS SOFTWARE

StarBase also offers Roundtable Total Software Management System ("TSMS") for Progress, which is sold by Progress Software and by StarBase Corporation. TSMS seamlessly integrates with the Progress ProVision application development environment to provide team development support, release management and distributed development capabilities.

TSMS includes extensive version control for source code and database schema, task management and reporting, automated promotions among workgroups, customer release management, customized systems management and a variety of powerful tools that give programmers, testers, managers and customers immediate and complete information about the content of a software system. TSMS supports Windows 3.1, Windows 95, Windows NT and any UNIX platform supported by Progress Software.

COMPETITION

The market for application-development system software products is intensely competitive. The major developers and competitors of the SCM component of StarTeam include Intersolv, Inc. (PVCS), Microsoft (SourceSafe) and Mortice Kern Systems, Inc., "MKS", (Source Integrity). Pure Atria's ClearCase and Platinum's CCC/Harvest products compete with TSMS at the high end of the configuration management market. At this time, the Company knows of no company that offers the comprehensive ITE tools found in StarTeam, nor the Internet management capabilities that are present in StarTeam VirtualTeam Server. Intersolv, Inc., MKS, Microsoft, Pure Atria and others offer SCM capabilities that are similar to those offered by StarTeam. MKS and others have introduced configuration management products for the Web that offer some features that are included in StarTeam VirtualTeam Server. MKS has entered into an OEM agreement with Netscape for its web configuration management product.

Most of these companies have established greater market recognition and have substantially greater financial, technological, production and marketing resources than the Company. The Company, however, is not currently aware that any of these companies are developing ITEs such as StarTeam that provide a comprehensive set of ITE capabilities that go beyond SCM to include tightly integrated change requests, defect tracking, decision management and threaded conversations, as components that integrate with one another and within the leading IDEs. StarBase believes that this level of integration is complementary to the industry direction of providing an increasing number of development tools as integral parts of an IDE. StarTeam accomplishes this by simply extending the number of programmer development tools available in an IDE to include ITE components.

The market for the Company's products has different competitive characteristics by category of product and target market:

         SOFTWARE CONFIGURATION MANAGEMENT ("SCM") -- STARBASE ROUNDTABLE TSMS. Roundtable TSMS is a high-end configuration management system designed specifically for Progress Software's ADE (ProVision) and utilizes the Progress 4GL as its implementation language. Intersolv, Inc.'s PVCS, Pure Atria Corporation's ClearCase and Platinum's CCC/Harvest, although leading SCM vendors in the high-end market, are not designed specifically for the Progress environment. These competitive products offer comprehensive version control, high performance, efficient workspace management, accurate and automatic build processes, and scale to the enterprise level.

         ITE - STARTEAM. A full service ITE will incorporate a number of software categories including on-line decision management, project status, software component analysis, version control, software configuration management, change management including defect tracking, conversation management and work flow with role management. The Company plans to integrate these eight functional areas into a new category or class of product, an ITE. Although StarTeam currently integrates only items 4 through 8, below, at this point in time, the Company knows of no other vendor attempting to integrate these software categories into a complete solution. However, several of these categories have vendors with dominant market positions. A detailed discussion of the eight functional areas is as follows:

         1) DECISION MANAGEMENT. Decision management is an on-line facility for identifying and tracking management and technical decisions as they are made on-line, during collaborative team discussions or through notification by the team leaders. The Company is unaware of a competitive or planned product with these features.

         2) PROJECT STATUS. There are currently several project management products, such as Symantec's Timeline and Microsoft's Project, that provide project status. However, project task information must be entered manually into these products. The Company's current plans call for its ITEs to track task information on-line as work is performed by programmers. The Company knows of no products that provide on-line project scheduling and modeling information that is derived directly from a programmer's day-to-day work activities.

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

         4) VERSION CONTROL. The primary competitors in this category are Intersolv, Inc. with PVCS, MKS with Source Integrity, and Microsoft with SourceSafe. All three vendors offer robust administrative capabilities (multi-user support, project branching, file/project merging, and multiple directory support), a graphical user interface for ease-of-use, and report generators. All three vendors integrate with the leading development platforms including Microsoft's Visual Basic and Visual C++. The Company believes that the version control functionality available in StarTeam competes favorably with these products at both the user interface and feature level.

         5) SOFTWARE CONFIGURATION MANAGEMENT. Pure Atria Corporation's ClearCase and Platinum's CCC/Harvest are the two leading SCM products on the market. Both of these products are high-end tools offering comprehensive version control, high performance, efficient work space management, accurate and automatic build processes, and scale to the enterprise level. StarTeam offers competitive SCM features applicable to small-to-large size development groups and will scale to the enterprise level in StarTeam 3.

         6) CHANGE MANAGEMENT WITH DEFECT TRACKING. There is no dominant vendor in the bug database (defect tracking) segment of the market today. Archimedes Software's BugBase and Intersolv, Inc.'s Tracker are two of the more popular products and offer equivalent functionality including bug identification and disposition, responsibility routing, security and reporting. Currently, bug database products typically operate in a stand-alone fashion and do not integrate well with existing version control and configuration management products. However, both Intersolv, Inc. and MKS have recently begun offering defect tracking products, and over time other version control vendors are expected to evolve their products to include defect tracking. The Company believes that the StarTeam 3 change management with defect tracking offers features that exceed those of existing bug database products, while offering integration within the ITE environment.

         7) CONVERSATION MANAGEMENT. There are a number of products on the market today that allow software developers to communicate electronically, including electronic mail systems (e.g., Microsoft Mail and Lotus cc: Mail), commercial bulletin board services (e.g., CompuServe and America Online), and workgroup systems such as Lotus Notes. All these systems offer an effective mechanism to share information with others electronically. However, keeping the conversations on a focused topic over a sustained period of time has proven to be difficult and time-consuming. These problems have resulted in a new messaging paradigm referred to as threaded conversations. Collabra Software Inc.'s Share 1.0, released in December of 1994, successfully implemented threaded conversations and was recognized as one of the most innovative products in 1994 by PC Magazine, receiving the Editor's Choice Award. StarBase has delivered a threaded conversation capability in the initial version of StarTeam that is comparable to the features offered in Share 1.0. However, StarTeam is integrated into the software development process yielding focused conversations on defects, project status, and code modules, as well as links to E-mail and electronic forums.

         8) WORK FLOW SYSTEMS. Work flow concepts are beginning to appear in personal computing. Vendors who provide the electronic backbone for information sharing (Novell Netware and Microsoft
                  EMS) are now beginning to incorporate the notion of work flow into their messaging paradigms and numerous companies are delivering market specific solutions (such as FileNet's document imaging and Delrina FormsFlow forms routing). Although there are numerous vendors addressing workflow, at this time the Company knows of no vendor designing workflow concepts into a team-oriented software development tool.
                  StarTeam plans, in future releases, to include a software development life-cycle feature that allows flexible model definition (e.g., changes in variables including work flow process, the definition and assignment of roles and responsibilities, and their effect on the project development life cycle) for a particular software development and maintenance process.

The Company believes that StarTeam's integration of on-line decision management, project status, version control, software configuration management, defect tracking, threaded conversations, work flow, security, administration, software component analysis and reporting features into one user-friendly product is unique within this segment of the industry. StarTeam has won several major industry awards, including selection as one of PC Week's Products of the Year for 1995, the same publication's 1996 award for excellence in design, implementation and addressing the needs of corporate information technology professionals, as well as the 1996 PC Week Analyst's Choice.

Management believes there are significant barriers-to-entry into the ITE market inhibiting an immediate response by competitors. This is due to the high level of integration and functionality necessary to provide workflow automation and information sharing. The Company believes that its competitors will need to re-engineer their software offerings to deliver a truly competitive product. Over time, as the Company integrates more functionality and performance enhancements, management believes that this differentiation is likely to increase.


MARKETING AND SALES

StarBase Corporation focused much of fiscal 1997 building a comprehensive, multi-channel sales organization that includes OEM sales, a direct sales group (Corporate Sales), domestic channel sales and an international distribution network.

OEM SALES OF VERSIONS

A major element of the OEM program is the Versions 2.0 bundling strategy. StarBase's management believes that this strategy will present significant market exposure and revenue opportunities due to the strong market acceptance and broad distribution of the partners' products and the complementary relationship of Versions 2.0 to the partners' products.

Management believes that including lite versions of software in larger packages is very effective when there is a natural relationship between the two products. Several companies have employed bundling to popularize their products including WinFAX by Delrina (now Symantec), Crystal Reports by Seagate and Caere optical character recognition software. The anticipation is for the customer to install and use the lite product, recognize an increase in productivity, and see the benefits to be gained from upgrading to the entire StarTeam package.

StarBase has announced agreements to bundle the Company's Versions 2.0 product with product offerings from Oracle (Developer/2000), Symantec (Visual Cafe Pro), Asymetrix (SuperCede Java/ActiveX Edition & SuperCede Database Edition), Haht Software (HAHTsite), SoftQuad (HoTMetaL PRO), Visix (Vibe), and Aonix (ObjectAda for Windows). In addition, Corel (VENTURA and WordPerfect Office) is an OEM customer. The Company believes these agreements will uniquely position the Company for revenue growth and market acceptance. There are three primary reasons for this:

     1) The Company expects more than 1 million software developers to receive Versions 2.0 bundled with products from StarBase partners during the next 18 months, and for every 1% who upgrade from Versions 2.0 to the Company's StarTeam product family, the Company could realize up to $2 million in revenue;

     2) Versions 2.0 bundling creates the potential for the product becoming a standard brand for revision management and version control;

     3) Planned inclusion of StarTeam collateral-marketing materials with each bundled product is expected to create broad-based market exposure for StarBase products.

VERSIONS 2.0 TARGET MARKETS

StarBase has targeted four markets for branding Versions 2.0 as the standard and, as of May 31, 1997, the Company has entered into bundling agreements with companies in each of these market segments:

1) TRADITIONAL APPLICATION DEVELOPMENT - Most applications in use today were created with these tools. Tools range from simple single developer environments to multiple team members across an enterprise working on mission critical applications. StarBase has entered into agreements with Oracle, Progress, Aonix and Metrowerks to reach customers in this segment.

2) EMERGING JAVA DEVELOPMENT - This market segment is only two years old and represents the fastest growing segment in application development today. Because this is a new market, there is little established brand loyalty and customers are exploring many new options. It is comprised of a mix of new and established key vendors. StarBase has entered into agreements with Symantec, Asymetrix, and Visix to reach customers in this segment.

3) EMERGING WEB DEVELOPMENT - The proliferation of Internet and intranet websites has created a new market segment for new revision management solutions. The demand for HTML authoring tools has been growing rapidly with a host of new and established vendors leading the way. StarBase has entered into agreements with SoftQuad and Haht Software to reach customers in this segment. In addition, Corel (VENTURA) is an OEM customer.

4) "WHITE COLLAR" PROFESSIONAL - This is a new revision control segment that includes word processors, spreadsheets and other productivity applications. Microsoft introduced limited version control functionality to the products in Office97 and has therefore created a need for the same or more functionality from the competition. In this segment, Corel (WordPerfect Office) is an OEM customer.

StarBase's management believes that the bundling of Versions 2.0 with the most popular programmer development products and authoring tools is unique in the industry and provides the foundation for Versions 2.0 becoming the standard brand for revision management and version control.

OEM SALES OF STARTEAM

The Company is pursuing StarTeam licensing agreements with SCM companies, such as Intersolv, and with test tool companies. Intersolv, Inc., whose PVCS product is commonly accepted as the SCM industry standard for PC networks, has made both an investment in StarBase and entered into a cross licensing agreement. The cross licensing agreement licenses PVCS to StarBase for use in its products and provides rights for Intersolv, Inc. to utilize certain StarBase technology in its products. StarBase and Intersolv, Inc. are currently negotiating a potential expansion of the existing agreement. It is management's belief that it would be beneficial for the Company to secure an OEM relationship with Intersolv (or another established leader) to market it's soon to be released enterprise level product. In doing so, the Company can leverage off of the market strength of it's Versions bundling partners at the entry level, and of an industry leader at the high end of the market, while selling to the rest of the market through it's direct and channel sales organizations. There can be no assurance, however, that Intersolv, or any other company, will enter into such an agreement with StarBase.

PROGRESS SALES

StarBase Corporation currently has a nonexclusive contract with Progress that allows Progress to resell the Roundtable Total Software Management System. This current contract is due to expire in July 1997. The companies are currently negotiating a revised contract to extend the relationship. Although it is likely that both companies will sell the Roundtable Total Software Management System, there can be no assurance that such a contract extension will be agreed upon.

CORPORATE SALES

The Company has established a corporate sales organization that is predominately telephone based to respond to customer leads and to proactively sell product to corporate end-user customers. Leads are generated through a number of marketing programs, including focused advertisements, direct mail campaigns, trade show participation, seminars, and press relations. Since the introduction of StarTeam in January 1996, the corporate sales organization has sold over 4,000 copies of StarTeam to over 400 corporate customers, including consulting organizations (Coopers and Lybrand, KPMG Peat Marwick, Anderson Consulting), manufacturers (Westinghouse, Eaton, GE), software companies (McAfee, Lotus), electronics companies (Intel, Fujitsu), financial institutions (Deutche Bank, Schwab), and the federal government (IRS, Air Force, Navy). Although many of the StarTeam 2 sales were made to address the needs of departmental groups, it is management's belief that the current installed base will be of significant benefit in selling StarTeam 3, which addresses enterprise level needs.

DOMESTIC CHANNEL SALES

The domestic channel organization through fiscal 1997 focused primarily on specialty catalogue sales companies, such as Programmers Paradise, Programmers SuperShop, and Provantage, with marginal success. Only a small portion of the fiscal 1997 sales came from this channel. In fiscal 1998, the Company has begun a recruitment program for VAR's. The StarPartner Program is intended to expand the channel to include SCM consultants, value added resellers, web site developers, integrators, and traditional computer product retailers. The Company plans to route the majority of the business generated by these new resellers through two-step distribution. The Company currently has a two-step distribution agreement with DistribuPro.

INTERNATIONAL SALES

In fiscal 1997, StarBase Corporation signed distribution agreements with several new international distributors to distribute, market, and support StarBase products to end-users, corporations, resellers, VARs and mail-order catalogs in their respective territories. The agreements mark the beginning of representation of StarBase products in each respective country. International distributors include Contemporary Software in the United Kingdom and Ireland; NSAB (Nordic Software) in Sweden, Norway, Denmark and Iceland; Boss Information in Finland, Estonia, Lithuania, Latvia and Russia; Software Technology Resources in France; Questar in Italy; and LoadPlan in Australia and New Zealand.

Each distributor actively markets StarBase products in a number of ways including telesales, direct mail, trade shows and exhibits, magazine and catalog advertising, public relations and the Internet. In addition, each provides comprehensive technical support, consulting and training services.


PROPRIETARY RIGHTS

The Company's success is heavily dependent upon its proprietary software technology. The Company does not currently have any patents and relies upon a combination of copyright, trademark and trade secret laws, as well as license, proprietary rights, non-disclosure and other contractual agreements to protect the proprietary rights to its technology. The Company generally enters into proprietary information and inventions agreements with its employees. The Company also routinely limits access to its software, documentation and other proprietary information. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology. In addition, such protections may not preclude competitors from developing products with features similar to the Company's products. Although the Company believes its products will not infringe upon the proprietary rights of third parties, there can be no assurance that infringement claims will not be brought against the Company in the future. Any such claims could result in costly litigation or have a material adverse effect on the Company's business, operating results and financial condition.


EMPLOYEES

As of March 31, 1997, the Company had 46 full-time employees. Of these employees, 25 were in Research and Development, seven were in Administration and 14 were in Sales and Marketing. The Company's workforce is not unionized and management believes that the Company's relations with its employees is good.


FORWARD LOOKING STATEMENTS

Certain information contained in this Annual Report on Form 10-KSB, including, without limitation, statements made under this Part I, Item 1, "Business" which are not historical facts, may include forward looking statements. In reviewing such information, it should be kept in mind that the Company's actual results may differ materially from those set forth in such forward looking statements. The Company assumes no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting such forward looking statements.


RISK FACTORS

EARLY STAGE OF DEVELOPMENT; HISTORY OF LOSSES
The Company is a development stage company and is subject to all of the risks inherent in a development stage company. There can be no assurance that the Company's product development efforts will result in a commercially viable business or that the Company will be able to generate significant revenues or operate profitably. Since its inception, the Company has had a history of losses and as of March 31, 1997, the Company had a consolidated accumulated deficit of $23,947,000. To date a substantial portion of the Company's revenues have been derived from the activities of its Consulting Division, which was discontinued in fiscal 1996, and from sales of products that have been de-emphasized. The Company anticipates incurring additional losses until it can successfully market and distribute its existing ITE products, as well as successfully develop, market, and distribute its planned future products. The development of software products is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of the Company's business must be considered in light of the problems, expenses, difficulties, complications, and unforeseen delays frequently encountered in connection with the development of new technologies.

PRODUCT LINES UNDER DEVELOPMENT; DEVELOPING MARKET
The Company's success will be dependent in large part upon its ability to market its StarTeam 2 and 3 product lines and to quickly introduce and market additional products. While the Company is in various stages of developing additional products, there can be no assurance that such additional products will be completed or successfully marketed. User preferences for software products are difficult to predict and, historically, only a limited number of software products have achieved sustained market acceptance. Demand for software products is subject to a number of variables, including user preferences and the size of the installed base of personal computers capable of running the products. Further, the market for ITE software products is evolving. There can be no assurance that the products introduced by the Company will achieve acceptance, or that other software vendors will not develop and market products which render the Company's products obsolete or less competitive. Failure to obtain significant customer satisfaction or market share for the Company's products would have a material adverse effect on the Company.


ITEM 2. PROPERTIES

The Company's executive offices consist of approximately 12,000 square feet in an office building leased by the Company, in Irvine, California. The office lease expires in February 1998. The property and equipment of the Company consist principally of office furniture, equipment and personal computers.


ITEM 3. LEGAL PROCEEDINGS

As of March 31, 1997, the Company is a party to the following lawsuit:

On January 5, 1995, the Company obtained a judgment for non-payment on a promissory note against Dr. James Parker in Los Angeles Superior Court, case #BC 090 584, entitled StarBase Corporation vs. James Parker, in the amount of $311,822.88, together with interest of $86.62 per day until the judgment has been paid. Collection efforts were temporarily halted by a stay order in U.S. Bankruptcy case #LA 94-1079ER; however, the stay order has now expired and collection efforts are in process. As of March 31, 1997, a total of $40,000 has been collected.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

The Company's Common Stock is traded on the NASDAQ SmallCap Marketthe under the symbol "SBAS." Prior to the Company's listing on the NASDAQ SmallCap Market on September 4, 1996, the Company's common stock had traded on the NASDAQ's Over The Counter Electronic Bulletin Board, which commenced January 5, 1996, and the Vancouver Stock Exchange ("VSE"). The following table sets out the high and low sales prices of the Company's Common Stock for each quarter within the last two fiscal years. For fiscal 1997, quotation are bid and ask prices and may not necessarily reflect actual transactions. For fiscal 1996, quotations are presented in Canadian dollars, as reflected on the VSE, and converted to US dollars for comparison purposes.

                                             US$     CDN$     US$     CDN$
 DATE                                        HIGH    HIGH     LOW     LOW
 FISCAL YEAR 1997
   Quarter Ended March 31, 1997            $  2.81          $ 1.25
   Quarter Ended December 31, 1996            4.56            1.47
   Quarter Ended September 30, 1996           6.50            2.50
   Quarter Ended June 30, 1996               10.50            3.25
 FISCAL YEAR 1996
   Quarter Ended March 31, 1996             $ 4.76  $ 6.50  $ 2.57  $ 3.50
   Quarter Ended December 31, 1995            3.55    4.85    2.01    2.75
   Quarter Ended September 30, 1995           3.72    5.00    1.60    2.15
   Quarter Ended June 30, 1995                6.10    8.38    2.25    3.10

As of March 31, 1997, based on information received from the Company's transfer agent on the Company's common stock, the number of shareholders of record were 584, who the Company believes, held for in excess of 4,000 beneficial holders. Of the Company's Series C preferred stock, there was one shareholder of record.

The Company has never declared a cash dividend on its Common Stock or Preferred Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Payment of dividends on Common Stock, if any, would be subject to the discretion of the Board of Directors, which may consider factors such as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others. In addition, under the corporate law of Delaware, the Company is prohibited from paying dividends except out of the Company's surplus (retained earnings) or, if there is no surplus, out of the Company's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. At March 31, 1997, the Company's balance sheet reflected an accumulated deficit of approximately $23,947,000.



      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


YEAR ENDED MARCH 31, 1997 COMPARED TO 1996

Total revenue increased $48,000 or 5%, to $1,039,000, from $991,000 in fiscal 1996. This increase was due principally to increased product revenue and license/royalty revenue, $342,000 or 134%, and $217,000 or 97%, respectively, offset by the decrease in consulting revenue to none from $500,000 in fiscal

1996, due to the discontinuation of the Company's Consulting Division in fiscal 1996. The elimination of the Consulting division was based on the Company's decision to focus entirely on the development and marketing of software to increase team productivity, rather than individual productivity. The Company was reorganized in fiscal 1996 to reflect this change in product and market focus. The increase in product revenue was favorably affected by the release of the StarTeam 2.0 family of products in August 1996, which utilizes client/server technology and allows mobile team members access to projects remotely through the Internet, intranet, WAN or dial-up connectivity. License and royalty revenue was favorably affected by the increase in license fee and royalty revenue generated from the Company's Roundtable product.

Product revenue to date has been limited by a number of factors, including the introductory cycle for new software development tools such as StarTeam. StarTeam
1.0 was introduced in January 1996, followed by StarTeam 2.0 in late August of 1996. Sufficient working capital was not available to support a major StarTeam
1.0 marketing and sales program. Therefore, the StarTeam 1.0 marketing strategy was to sell the product to strategic customers, who, with a successful initial experience, had the potential to generate significant additional business. In June 1996, sufficient working capital was raised through a private placement to support a major marketing and sales program for StarTeam 2.0, which began shipping in the final week of August 1996. In addition, Versions 2.0 sales commenced during the final week of December 1996.

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

Gross profit increased 230% to $943,000 in fiscal 1997 from $285,000 in fiscal 1996, primarily due to the elimination of the Consulting Division during fiscal 1996, which represented approximately 88% or $624,000 of the prior year's cost of sales. In fiscal 1996, the Company's Consulting Division incurred a negative gross margin as a result of losses on certain fixed-price contracts, combined with the cost of discontinuing the division. Product cost of sales, as a percentage of revenues, decreased from the prior year due to the write-down of obsolete inventory during fiscal 1996. Gross profit, as a percentage of revenues, increased to 91% from 29% in fiscal 1996.

Cost of products consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company outsources manufacturing for all software products, except Roundtable.

                                                            1997      1996
                                                          --------  --------
Cost of services as a percentage of service revenues          -        125%
Cost of products as a percentage of product revenues         16%        32%

Operating expenses increased by approximately $616,000 or 10% from fiscal 1996. This increase was primarily due to increased product marketing and sales efforts related to the market introduction of the StarTeam 2.0 family of products (the ITE product line) and the release of Versions 2.0, offset by the decrease in research and development expenses. During fiscal 1996, the Company experienced a severe cash shortage, which resulted in a dramatic cut-back in operating expenses, including personnel reductions. The Company commenced fiscal 1996 with approximately 86 employees and ended the year with 32 employees. In early fiscal 1997, when additional working capital became available, the Company focused on strengthening its sales and marketing efforts, which included filling key marketing and sales positions as well as increased promotional activities. At March 31, 1997, the Company had 46 employees, the increases being in sales & marketing and research & development. During fiscal 1997, the Company increased its sales & marketing staff from eight at the end of fiscal 1996, to 14 at March 31, 1997. Research & development staff increased from 16 at the end of fiscal 1996 to 25 at March 31, 1997.

RESEARCH AND DEVELOPMENT EXPENSES
Although StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products, overall research and development expenses have been reduced. Research & development expenses decreased $845,000 from the prior year. During fiscal 1997, the Company changed the way it allocated certain insurance and facility expenses. In prior yeas, a portion of these expenses were allocated to research & development from selling, general & administrative expenses. Approximately $486,000 of the decrease in the division's overall expenses was result of this change. Compensation related expenses also decreased by approximately $436,000, mainly due to a lower average number of employees during fiscal 1997 as compare to fiscal 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
For the year ended March 31, 1997, selling, general & administrative expenses increased approximately $1.5 million over the prior year. This was chiefly due to the increase in promotional activities, $674,000; the increase in sales and marketing personnel coupled with commissions paid on increased product sales, $342,000; combined with the affect of the change in allocating certain facilities expenses, $486,000. Sales & marketing expenses include
advertising,   trade  shows  and  other promotional  expenses,  compensation an sales  commissions,  public  relations, travel, and certain facilities expenses.


INCOME TAXES

The Company incurred minimal income taxes in the last two fiscal years due to its cumulative losses. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") in fiscal 1994. SFAS 109 requires that deferred taxes be calculated using an asset and liability approach at currently enacted tax rates. SFAS 109 also requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Upon adoption of SFAS 109, the Company did not record a net benefit from income taxes resulting from net operating loss carryforwards; a valuation allowance of equal amount was provided for the deferred tax asset which would have been otherwise recorded.

INFLATION

Management believes that inflation has not had a material impact on the Company's results of operations.


FACTORS THAT MAY EFFECT FUTURE RESULTS

SALES STRATEGY

The Company has established a multi-channel sales organization that includes OEM sales, a direct sales group (Corporate Sales), domestic channel sales and an international distribution network. In doing so, the Company can leverage off of the market strength of partners at both the entry level and high end of the market, while selling to the rest of the market through it's direct and channel sales organizations. (See Part I - "Marketing and Sales")

OEM SALES OF VERSIONS

A major element of the OEM program is bundling Versions 2.0 with industry leading products. Management believes that this strategy will present broad market exposure and revenue opportunities due to the success and distribution of the bundling partners' products, as well as the complementary relationship of Versions 2.0 with such products. There are three primary reasons for this:

1) More than 1 million software developers are expected to receive Versions 2.0 over the next 18 months, providing up to $2 million in revenue potential for every 1% who upgrade to the StarTeam product family;

2) Such exposure creates the potential for Versions 2.0 to become a standard for revision management and version control;

3) Marketing  materials,   included  with  the  bundled  products,  and  other
   activities are expected to create significant exposure for StarBase products.

There can be no assurance, however, of increased revenues as a result of these bundling agreements.

VERSIONS 2.0 TARGET MARKETS

The Company has targeted four markets for the bundling strategy and as of May 31, 1997, has agreements with companies in each of these market segments:

1) Traditional Application Development - Companies include Oracle, Progress Aonix and Metrowerks.

2)    Emerging Java Development - Companies include Symantec, Asymetrix,and
      Visix.

3) Emerging Web Development - Companies include SoftQuad and Haht Software In addition, Corel (VENTURA) is an OEM customer.

4)    "White Collar" Professional - Corel(WordPerfect Office)is an OEM customer.

Management believes that the bundling of Versions 2.0 with the most popular programmer development products and authoring tools is unique in the industry and provides the foundation for Versions 2.0 becoming the standard brand for revision management and version control.

OEM SALES OF STARTEAM

Management believes that it would be beneficial to secure an OEM relationship with an established leader in the SCM or test tool market to support sales of the StarTeam product family. The Company presently has a cross licensing agreement with Intersolv and both companies are negotiating a potential extension of that contract. The Company is also discussing StarTeam licensing agreements with other SCM and test tool companies. There can be no assurance, however, that any company will enter into such an agreement with StarBase.

PROGRESS SALES

StarBase Corporation currently has a nonexclusive contract with Progress that allows Progress to resell the Roundtable Total Software Management System. This current contract is due to expire in July 1997. The companies are currently negotiating a revised contract to extend the relationship.


CORPORATE SALES

The Company created a corporate sales organization to sell directly to corporate end-user customers. Leads are generated through a number of marketing programs, including focused advertisements, direct mail campaigns, trade show participation, seminars and press relations. Since the introduction of StarTeam in January 1996, the corporate sales organization has sold over 4,000 copies of StarTeam to over 400 customers. Management believes that the current installed base, consisting mostly of departmental groups, will be of significant benefit in selling StarTeam 3.0, which addresses enterprise level needs.

DOMESTIC CHANNEL SALES

In addition to specialty catalogue companies, which have provided marginal success, the Company has begun a recruitment program for VAR's. The StarPartner Program is intended to expand the channel to include SCM consultants, value added resellers, web site developers, integrators and traditional computer product retailers. In addition, the Company currently has a two-step distribution agreement with Distribupro.

INTERNATIONAL SALES

In fiscal 1997, StarBase Corporation signed distribution agreements, covering over 15 countries, with several new international distributors, to distribute, market and support StarBase products to end-users, corporations, resellers, VARs and mail-order catalogs. Each distributor actively markets StarBase products in a number of ways including telesales, direct mail, trade shows and exhibits, magazine and catalog advertising, public relations and the Internet. In addition, each provides comprehensive technical support, consulting and training services.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand as of year-end totaled $2.7 million in fiscal 1997 and $1.3 million in fiscal 1996. At March 31, 1997 the Company had positive working capital of $2.4 million, compared to negative working capital of $0.5 million at March 31, 1996.

Proceeds from the issuance of equity securities represent the primary source of funds for meeting the Company's requirements for operations. During fiscal 1997, the Company generated $8.1 million (net) in cash from financing activities, including $8.2 million (net) from the sale of additional equity. The Company completed a private placement of common stock for net proceeds of approximately $5.4 million, a private placement of preferred stock for net proceeds of approximately $0.9 million, warrant exercises for $1.6 million, and option exercises for $0.3 million. Offsetting the proceeds from financings, the Company made payments on financing related costs of $1.0 million and on promissory notes of approximately $0.1 million.

During fiscal 1996, the Company received $3.9 million from the proceeds of private placements of equity. The Company also received promissory notes totaling $1.1 million in fiscal 1996, of which $0.9 million was subsequently converted into equity.

During fiscal 1997, the Company used $6.5 million for operations, an increase of approximately $1.6 million over the amount used for operations in the prior year. The increase was primarily due to the pay down of accounts payable, which had accumulated in the prior year due to a cash shortage. Capital expenditures totaled $0.1 million, representing purchases primarily of computer equipment and furniture. Capital expenditures in fiscal 1996 were not significant.

StarBase's distributors and direct purchasers are generally permitted a 30-day right of return for software purchased. The Company may, on occasion, grant more liberal rights of return to its distributors, particularly where new products or major upgrades are introduced and sales do not meet expectations. Although such returns are generally exchanged for other products or credited against future orders, StarBase may be required to accept major product returns for cash or a credit against accounts receivable. The Company has reserved approximately $65,000 at March 31, 1997 for future returns and other collection issues.

The Company is currently in the process of negotiating approximately $2.5 million of financing and anticipates raising an additional $2.5 million of financing in the third quarter of fiscal 1998, through a combination of debt and equity securities. The Company believes that proceeds from the sale of debt and equity securities during fiscal 1998, combined with operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year that ends March 31, 1998. Continuing operations thereafter will depend on cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.


NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. This statement is effective for the Company beginning with its quarterly period ended December 31, 1997, earlier adoption is not permitted. Since the Company is considered a simple capital structure for reporting EPS, the adoption of this principle is not expected to have a material impact on reported EPS.

ITEM 7. FINANCIAL STATEMENTS

Consolidated Financial Statements of StarBase Corporation

Report of Independent Accountants                                            26

Consolidated Balance Sheets at March 31, 1997 and 1996                       27

Consolidated Statements of Operations for the years ended
      March 31, 1997 and 1996 and for the period from
      September 6, 1991 (inception) to March 31, 1997                        28

Consolidated Statements of Cash Flows for the years ended
      March 31, 1997 and 1996 and for the period from
      September 6, 1991 (inception) to March 31, 1997                        29

Consolidated  Statements of Shareholders' Equity for the
      years ended March 31,1997,  1996,  1995,  1994,
      and 1993, and for the period from September 6, 1991
      (inception) to March 31, 1992                                          30

Notes to Consolidated Financial Statements                                   31

REPORT OF INDEPENDENT ACCOUNTANTS





To The Board of Directors and
Shareholders of StarBase Corporation


In our opinion, the consolidated financial statements listed in the index appearing in Item 7 present fairly, in all material respects, the financial position of StarBase Corporation (a development stage company) and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997 and for the period from September 6, 1991 (inception) to March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The conslidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of calculating loss per common share in the year ended March 31, 1997 to exclude escrow shares. The consolidated financial statements for the year ended March 31, 1996 have been restated to reflect retroactive application of the change.





PRICE WATERHOUSE LLP


Costa Mesa, California
June 20, 1997

                                           STARBASE CORPORATION
                                      (a development stage company)

                                       CONSOLIDATED BALANCE SHEETS
                          (In thousands, except number of shares and par values)


                                                                                      March 31,       March 31,
                                                                                         1997            1996
                                                                                    --------------- ---------------

     ASSETS

     Current assets:
       Cash and cash equivalents                                                    $       2,722   $       1,252
       Accounts receivable, net of allowances of $65 (1997) and $44 (1996)                    118               3
       Other receivables                                                                       83              10
       Prepaid expenses                                                                       312             137
       Inventories                                                                             34              14
                                                                                    --------------- ---------------
         Total current assets                                                               3,269           1,416

       Property and equipment, net                                                            524             660
       Note receivable from officer                                                            76              76
       Other non-current assets                                                                 7              21
                                                                                    --------------- ---------------
         Total assets                                                               $       3,876   $       2,173
                                                                                    =============== ===============


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued liabilities                                     $         885   $       1,375
       Due to director                                                                          -             280
       Other current liabilities                                                                -             111
       Current portion of notes payable and capitalized lease obligations                       -             186
                                                                                    --------------- ---------------
         Total current liabilities                                                            885           1,952

     Capitalized lease obligations, less current portion                                        -             153
                                                                                    --------------- ---------------
         Total liabilities                                                                    885           2,105
                                                                                    --------------- ---------------

     Commitments and contingencies (Note 7)

     Shareholders' equity:
       Preferred stock, $.01 par value; $75 (1997) and $4,456 (1996) liquidation value; authorized 10,000,000; issued and outstanding 25,000 (1997) and
         2,227,946 (1996)                                                                       -              22
       Common stock, $.01 par value; authorized 50,000,000; issued 13,319,487
        (1997) and 7,841,812 (1996); outstanding 13,319,487 (1997) and
         7,835,551 (1996)                                                                     133              78
       Common stock pending authorization                                                       -              27
       Additional paid-in capital                                                          26,805          18,185
       Treasury stock, 0 commons shares (1997) and 6,261 common shares (1996)                   -             (21)
       Deficit accumulated during development stage                                       (23,947)        (18,223)
                                                                                    --------------- ---------------
       Total shareholders' equity                                                           2,991              68
                                                                                    --------------- ---------------
     Total liabilities and shareholders' equity                                     $       3,876   $       2,173
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


                                           STARBASE CORPORATION
                                      (a development stage company)

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands, except per share amounts)



                                                                                Sept. 6, 1991
                                              For the years ended March 31,        through
                                              -------------------------------   March 31, 1997
                                                   1997            1996          (cumulative)
                                              --------------- --------------- -----------------

Revenues:
  Consulting services                         $           -   $         500   $       4,430
  Consulting services--related party                      -               -             281
  Products                                              598             256           1,958
  License and royalty                                   441             224             678
  Other                                                   -              11              64
                                              --------------- --------------- -----------------
    Total revenues                                    1,039             991           7,411

Cost of Sales:
  Consulting services                                     -             624           4,716
  Consulting services--related party                      -               -             289
  Products, licenses and other                           96              82             427
                                              --------------- --------------- -----------------
    Total cost of sales                                  96             706           5,432
                                              --------------- --------------- -----------------
Gross margin                                            943             285           1,979

Operating Expenses:
  Research and development                            1,621           2,466           9,056
  Selling, general and administrative                 5,220           3,759          17,208
                                              --------------- --------------- ----------------
    Total operating expenses                          6,841           6,225          26,264
                                              --------------- --------------- ----------------
  Operating loss                                     (5,898)         (5,940)        (24,285)

  Interest income                                       228              42             389
  Other income and expense                              (30)              6             (19)
                                              --------------- --------------- ----------------
    Total interest and other income
      and expense                                       198              48             370
                                              --------------- --------------- ----------------
Loss before income taxes                             (5,700)         (5,892)        (23,915)

  Provision for income taxes                              3               1              11
                                              --------------- --------------- ----------------
    Net loss                                  $       (5,703) $      (5,893)  $      (23,926)
                                              =============== =============== ================
Per share data:
  Loss per common share                       $        (0.52) $       (1.01)
                                              =============== ===============
  Weighted average number of
   common shares outstanding                          10,938          5,825
                                              =============== ===============


     The  accompanying  notes  are an  integral  part  of the  consolidated financial statements.


                                           STARBASE CORPORATION
                                      (a development stage company)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (In thousands)

                                                                                   Sept. 6, 1991
                                                                                      Through
                                                   For the years ended March 31,   March 31, 1997
                                                   ------------------------------- ---------------
                                                        1997            1996        (cumulative)
                                                   --------------- --------------- ---------------

Cash Flows from Operating Activities:
  Net loss                                         $      (5,703)  $      (5,893)  $     (23,926)
  Adjustments to reconcile net loss to
   netcash used in operating activities:
    Depreciation and amortization                            236             253             804
    Loss on disposition of property, equipment
     and capital lease                                        25              74              99
    Provision for doubtful accounts and sales
     returns                                                  97             130             227
    Gain on debt restructuring                                 -            (138)           (138)
    Recognition of deferred income                          (135)           (235)           (370)
    Write-down of assets                                       -              50              50
    Other adjustments                                         12              75              87
    Changes in assets and liabilities,
     excluding the effect of non-cash
     transactions:
      Accounts receivable                                   (212)            593            (344)
      Other receivables                                      (73)              -            (154)
      Inventories                                            (20)             22             (34)
      Prepaid expenses                                      (112)            (15)           (263)
      Other assets                                            10              17             (31)
      Accounts payable and accrued liabilities              (631)            118           1,474
                                                    --------------- -------------- ---------------
Net cash used in operating activities                     (6,506)         (4,949)        (22,519)

Cash Flows from Investing Activities:
  Proceeds from disposition of property and
   equipment                                                   3               4               7
  Capital expenditures                                      (124)            (31)         (1,369)
                                                    --------------- -------------- ---------------
Net cash used in investing activities                       (121)            (27)         (1,362)

Cash Flows from Financing Activities:
  Proceeds from reverse acquisition                            -               -           1,402
  Proceeds from sale of preferred stock                    1,021           3,563           7,294
  Proceeds from issuance of common stock:
    From stock purchase plan                                   -               -              10
    From public offering                                       -               -           4,063
    From private placements                                6,300             304          10,698
    From exercise of options                                 282             103             548
    From exercise of warrants                              1,630               -           2,654
  Proceeds from convertible subordinated notes                 -               -             381
  Proceeds from promissory notes                               -           1,083           1,083
  Payments on promissory notes                              (111)           (163)           (274)
  Borrowings on line of credit                                 -               -             664
  Payments on line of credit                                   -            (664)           (664)
  Payment of financing related costs                      (1,025)           (302)         (1,430)
  Payments on capitalized lease obligations                    -              (8)            (40)
  Loans from officers and directors                            -             365             365
  Repayment of loans from officers and directors               -             (75)            (75)
  Repayment of (disbursement of) loan to officer               -              50             (76)
                                                     ------------- --------------- ---------------
Net cash provided from financing activities                8,097           4,256          26,603
                                                     ------------- --------------- ---------------
Net increase (decrease) in cash                            1,470            (720)          2,722
Cash and cash equivalents, beginning of period             1,252           1,972               -
                                                     ------------- --------------- ---------------
Cash and cash equivalents, end of period             $     2,722   $       1,252   $       2,722
                                                     ============= =============== ===============

           The  accompanying  notes  are an  integral  part of the  consolidated financial statements.



                              STARBASE CORPORATION
                          (a development stage company)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                 Preferred Stock          Common Stock           Common      Additional
                            ------------------------  -------------------------   Stock        Paid-in
                                Shares      Amount       Shares      Amount     Subscribed     Capital
                            ------------ -----------  ----------- ------------- ------------ ------------
September 6, 1991 (inception)        -    $      -            -    $       -    $       -     $      -
Net loss                             -           -            -            -            -            -
                             ------------ -----------  ----------- ------------- ------------ ------------
Balance at March 31, 1992            -           -            -            -            -            -
                             ------------ -----------  ----------- ------------- ------------ ------------
Common stock issued:
  Reverse acquisition
   transaction                       -            -        2,975          30            -        1,183
  For cash                           -            -          323           3            -            7
  Conversion of notes
   payable                           -            -          226           2            -          379
  Private placements                 -            -           79           1            -          254
  Exercise of stock options          -            -           76           1            -          134
  For non-cash consideration         -            -           37           -            -            1
  Exercise of warrants               -            -           34           -            -           76
Net loss                             -            -            -           -            -            -
                             ------------ -----------  ----------- ------------- ------------ ------------
Balance at  March 31, 1993           -            -        3,750          37            -        2,034
                             ------------ -----------  ----------- ------------- ------------ ------------
Common stock issued:
  Public offering                    -            -          542           6            -        4,057
  Private placements                 -            -          399           4            -        1,597
  Exercise of warrants               -            -           22           -            -           73
  Exercise of stock options          -            -           15           -            -           28
Net loss                             -            -            -           -            -            -
                             ------------ -----------  ----------- ------------- ------------ ------------
Balance at  March 31, 1994           -            -        4,728          47            -        7,789
                             ------------ -----------  ----------- ------------- ------------ ------------
Preferred stock issued           2,750        2,710            -           -           -             -
Common stock issued:
  Private placements                 -            -          464           6            -        2,190
  Exercise of warrants               -            -          236           2            -          873
  Exercise of options                -            -            6           -            -            -
  Finder's Fees                      -            -          120           1            -           69
Net loss                             -            -            -           -            -            -
                             ------------ -----------  ----------- ------------- ------------ ------------
Balance at March 31, 1995        2,750        2,710        5,554          56            -       10,921
                             ------------ -----------  ----------- ------------- ------------ ------------
Preferred stock conversion
 to common                      (2,750)      (2,710)       2,111          21            -        2,689
Preferred stock issued           2,228           22            -           -            -        4,131
Common stock pending
 authorization                       -            -            -           -           27            -
Common stock retired                 -            -           (6)          -            -            -
Common stock issued:
  Private placements                 -            -          136           1            -          303
  Exercise of options                -            -           28           -            -          103
  Finder's Fees                      -            -           19           -            -           39
Purchase of treasury shares          -            -            -           -            -            -
Pay-out of fractional
 share interest                      -            -            -           -            -           (1)
Net loss                             -            -            -           -            -            -
                             ------------ -----------  ----------- ------------- ------------ ------------
Balance at March 31, 1996        2,228           22        7,842          78           27       18,185
                             ------------ -----------  ----------- ------------- ------------ ------------
Preferred stock conversion
 to common                      (2,568)         (25)       2,656          26            -           (1)
Preferred stock issued             365            3            -           -            -          975
Common stock issued:
  Private placements                 -            -        2,100          21            -        5,468
  Exercise of options                -            -          127           1            -          280
  Exercise of  warrants              -            -          441           5            -        1,625
  Payment of liabilities             -            -          159           2          (27)         277
Costs of commons stock
 registration                        -            -            -           -            -          (56)
Options for services
 provided                            -            -            -           -            -           52
Retirement of 6,261
 treasury shares                     -            -           (6)          -            -            -
Net loss                             -            -            -           -            -            -
                             ============ ===========  =========== ============= ============ ============
Balance at March 31, 1997           25    $       -       13,319   $     133            -     $ 26,805
                             ============ ===========  =========== ============= ============ ============




                                            Stock                      Total
                             Accumulated Subscription   Treasury   Shareholders'
                               Deficit    Receivable      Stock        Equity
                             ------------ ----------- ------------ ------------

September 6, 1991 (inception) $      -    $      -    $       -     $        -
Net loss                            (8)          -            -             (8)
                             ----------- ------------ ------------ -------------
Balance at March 31, 1992           (8)          -            -             (8)
                             ----------- ------------ ------------ -------------
Common stock issued:
  Reverse acquisition
   transaction                       -           -            -          1,213
  For cash                           -           -            -             10
  Conversion of notes
   payable                           -           -            -            381
  Private placements                 -         (81)           -            174
  Exercise of stock options          -           -            -            135
  For non-cash consideration         -           -            -              1
  Exercise of warrants               -           -            -             76
Net loss                        (1,121)          -            -         (1,121)
                             ----------- ------------ ------------ -------------
Balance at  March 31, 1993      (1,129)        (81)           -            861
                             ----------- ------------ ------------ -------------
Common stock issued:
  Public offering                    -           -            -          4,063
  Private placements                 -          81            -          1,682
  Exercise of warrants               -           -            -             73
  Exercise of stock options          -           -            -             28
Net loss                        (3,481)          -            -         (3,481)
                             ----------- ------------ ------------ -------------
Balance at  March 31, 1994      (4,610)          -            -          3,226
                             ----------- ------------ ------------ -------------
Preferred stock issued               -           -            -          2,710
Common stock issued:
  Private placements                 -           -            -          2,196
  Exercise of warrants               -           -            -            875
  Exercise of options                -           -            -              -
  Finder's Fees                      -           -            -             70
Net loss                        (7,720)          -            -         (7,720)
                             ----------- ------------ ------------ -------------
Balance at March 31, 1995      (12,330)          -            -          1,357
                             ----------- ------------ ------------ -------------
Preferred stock conversion
 to common                           -           -            -              -
Preferred stock issued               -           -            -          4,153
Common stock pending
 authorization                       -           -            -             27
Common stock retired                 -           -            -              -
Common stock issued:
  Private placements                 -           -            -            304
  Exercise of options                -           -            -            103
  Finder's Fees                      -           -            -             39
Purchase of treasury shares          -           -          (21)           (21)
Pay-out of fractional
 share interest                      -           -            -             (1)
Net loss                        (5,893)          -            -         (5,893)
                             ----------- ------------ ------------ -------------
Balance at March 31, 1996      (18,223)          -          (21)            68
                             ----------- ------------ ------------ -------------
Preferred stock conversion
 to common                           -           -            -              -
Preferred stock issued               -           -            -            978
Common stock issued:
  Private placements                 -           -            -          5,489
  Exercise of options                -           -            -            281
  Exercise of  warrants              -           -            -          1,630
  Payment of liabilities             -           -            -            252
Costs of common stock
 registration                        -           -            -            (56)
Options  for services
 provided                            -           -            -             52
Retirement of 6,261
 treasury shares                   (21)          -           21              -
Net loss                        (5,703)          -            -         (5,703)
                             =========== ============ ============ =============
Balance at March 31, 1997     $(23,947)   $      -     $      -     $    2,991
                             =========== ============ ============ =============


The accompanying notes are an integral partof the consolidated financial statements.


                              STARBASE CORPORATION
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS
StarBase Corporation (the "Company"), a Delaware corporation, develops, markets and supports team-oriented product development software that addresses the evolving needs of personal computer users involved in projects requiring substantial collaboration. StarBase was founded in 1991 to address the inability of software development projects to deliver software products on time and within budget, initially through the improvement of individual programmer productivity tools. During fiscal 1994, however, the Company determined that a next generation of individual productivity tools would not be a lasting solution to the software productivity problem. Based on focus group studies and market research, StarBase decided to focus entirely on the development and marketing of software designed to increase team productivity, rather than individual programmer productivity. The Company was reorganized in fiscal 1996 to reflect this change in product and market focus. In line with the reorganization, the 26 person Consulting Division was discontinued.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments of the Company consist of cash and cash equivalents; accounts, notes and other receivables; accounts payable and accrued liabilities; long-term debt and capital leases. The carrying amount of the Company's long-term debt approximates fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values at March 31, 1997 and 1996 based on the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

REPORTING CURRENCY
The accompanying financial statements are reported in the currency of the United States of America, except for certain equity transactions disclosed in these Notes to the Consolidated Financial Statements which are denominated in Canadian dollars and are indicated as CDN$. The exchange reate for the Canadian dollar in effect at March 31, 1997 was approximately US$0.73 to CDN$1.00.

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

IMPAIRMENT OF LONG-LIVED ASSETS
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 establishes accounting standards for the impairment of long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under the provisions of SFAS 121, the Company reviews the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying values of the assets are written down to their fair value, less cost to sell. In addition, SFAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less cost to sell. Adopting SFAS 121 had no effect on the Company's financial statements.

REVENUE RECOGNITION
Software revenue is recognized upon shipment of the product, provided that collection is probable. Software maintenance revenue is recorded as deferred revenue and recognized ratably over the contractual maintenance period, generally twelve months. Consulting revenue is recognized ratably as service are provided based on a fixed contract price or on negotiated hourly rates. Certain consulting contracts are terminable by the customer upon thirty days written notice. In the event contracts are terminated, the customer is only responsible to pay for services and costs incurred through the termination date.

WARRANTIES AND RETURNS
The Company warrants products against defects and has a policy permitting the return of products under certain circumstances.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
The Company is potentially subject to a concentration of credit risk from its trade accounts, which are generally not collateralized, and notes receivable. The Company performs periodic credit reviews of its customers and maintains reserves for potential losses for uncollectible accounts. Such losses have historically been within management's expectations. In fiscal 1996, a significant receivable write-off was recorded due to the change in product and market emphasis caused by the reorganization.

One customer represented 43% of total revenue for the year ended March 31, 1997; two customers represented 23% and 20% of total revenue for the year ended March 31, 1996. At March 31, 1997 no one customer comprised greater than 8% of outstanding accounts receivable, net of allowances, and one account comprised 54% of Other Receivables. At March 31, 1996, the accounts receivable balance was not significant.

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

LOSS  PER COMMON SHARE
Loss per common share is calculated by dividing net loss by the weighted average shares of common stock outstanding excluding outstanding common shares held in escrow (the "Escrow Shares"), Notes 3 and 6. Common stock equivalents are considered anti-dilutive and are excluded from the calculation.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. This statement is effective for the Company beginning with its quarterly period ended December 31, 1997, earlier adoption is not permitted. Since the Company is considered a simple capital structure for reporting EPS, the adoption of this principle is not expected to have a material impact on reported EPS.

2.    LIQUIDITY

Management projects that the Company will use approximately $4.8 million for operating activities during the next fiscal year. Based on these projections, the Company's cash position is insufficient for the Company to maintain its current level of operating activities through the end of fiscal 1998. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the process of negotiating approximately $2.5 million of financing through the private placement of convertible debentures and/or stock. In addition, the Company anticipates raising an additional $2.5 million from the private placement of common and preferred stock during the third quarter of fiscal 1998. There can be no assurance that the Company will be successful in either such attempt to obtain additional financing.

3.   RESTATEMENT OF LOSS PER SHARE

During the year ended March 31, 1997, the Company changed its method of calculating loss per common share to exclude the 1,418,638 outstanding common shares held in escrow, which are considereed contingent shares. In prior years, the shares held in escrow were included in the calculation of loss per common share as management believed they would be able to have the shares automatically released from escrow by amending the agreement. As of march 31, 1997, the agreement amendment is pending the approval of regulatory authorities, thus these are considered contingent shares should not be included in the calculation of losses per common share.

The effects of the above change applied retroactively to the year ended March 31, 1996 are as follows:

                                                           Weighted Average
                                      Loss per common      number of common
                                           share          shares outstanding
                                     -------------------  -------------------

   As previously reported             $      (0.81)             7,244
   Effect of retroactive change              (0.20)            (1,419)
                                     ===================  ===================
   As adjusted                        $      (1.01)             5,825
                                     ===================  ===================



4.    COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

(In thousands)                                        March 31,
                                         ------------------------------------
                                                1997               1996
                                         ------------------ -----------------
PROPERTY AND EQUIPMENT
Computer hardware                        $        888               869
Furniture and fixtures                            164               125
Computer software                                 132               115
Leasehold improvements                             29                41
                                          ------------------ -----------------
                                                1,213             1,150
Less accumulated depreciation
 and amortization                                (689)             (490)
                                          ------------------ -----------------

                                          $       524        $      660
                                          ================== =================


ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Trade accounts payable                    $       431               910
Accrued professional fees                         179               135
Accrued wages and bonuses                         139                70
Other accrued expenses                            136               260
                                          ------------------ -----------------
                                          $       885             1,375
                                          ================== =================


ACCOUNTS RECEIVABLE
Trade accounts receivable                 $       183                47
Less allowance for doubtful accounts              (65)              (44)
                                           ------------------ -----------------
                                          $       118                 3
                                           ================== =================



5.   INCOME TAXES

The Company has not recorded a current or deferred provision for federal income taxes for any period to date, as a result of losses incurred since its inception. The provision for income taxes represents the minimum required for state taxes. At March 31, 1997, the Company had net operating loss carryforwards of approximately $23.4 million and $11.6 million for federal and state income tax purposes, respectively, expiring in varying amounts through the year 2012 which are available to offset future federal and state taxable income. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code, as a result of the reverse acquisition, private placements of common stock and issuance of stock options.

Deferred tax assets (liabilities) consist of the following:

  (In thousands)                                             March 31,
                                                     -------------------------
                                                        1997          1996
                                                     ------------ ------------
  Deferred tax assets:
   Net operating loss carryforwards                  $   9,285          7,004
   Accounts and notes receivable allowances                 26             18
   Accrued expenses                                         14            176
   Deferred income                                          41              -
   Deferred tax asset valuation allowance               (9,366)        (7,198)
                                                     ------------ ------------
                                                             -              -
  Deferred tax liabilities                                   -              -
                                                     ------------ ------------
Net deferred tax assets (liabilities):               $       -              -
                                                     ============ ============

6.  EQUITY TRANSACTIONS

The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Of the preferred stock, 2,500,000 have been designated as Series B preferred stock, of which no shares are issued and outstanding at March 31, 1997, and 366,666 shares have been designated as Series C preferred stock, of which 25,000 shares are outstanding at March 31, 1997.

On May 13, 1996, a private placement of common stock was completed. In this private placement, 2,099,832 Units were issued, each Unit consisting of one share of common stock and one non-transferable warrant to purchase one share of common stock. The warrants were exercisable at $2.00 per share through January 31, 1997, which date was subsequently amended to April 30, 1997, and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire.

As a result of the May 13, 1996 private placement of common stock, the 2,227,946 shares of the Company's Series B preferred stock, issued in a fiscal 1996 private placement, automatically converted into 2,227,946 shares of the Company's common stock.

In June 1996, the private placement of Series C preferred stock was completed. In this private placement, 365,496 Units were issued, each Unit consisting of one share of Series C preferred stock and one non-transferable warrant to purchase one share of common stock. The warrants were exercisable at $2.00 per share through January 31, 1997, which date was subsequently amended to April 30, 1997, and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire.

The Series C preferred stock is not redeemable and has a liquidation preference of $3.00 per share. The holders of the Series C preferred stock are not entitled to receive any dividends nor, except as otherwise provided by law, are they entitled to vote upon any matter relating to the business or affairs of the Corporation or for any other purpose. The holders were also granted certain registration rights as a part of the private placement. Each share of Series C preferred stock is convertible, at the option of the holder, at any time into the Company's common stock, of which the conversion rate will be determined by dividing $3.00 by the Conversion Price. The Conversion Price shall be the lesser of (a) $3.00 per share or (b) 80% of the average closing bid price of the common stock as reported by Bloomberg, L.P. for shares traded in the United States for the five consecutive trading days preceding the conversion date. At March 31, 1997, 340,496 of the Series C preferred stock had been converted into 428,621 shares of common stock.

PRIVATE PLACEMENTS
In the last two fiscal years, the Company has sold 2,465,328 (1997) and 2,363,946 (1996) Units in private placement transactions. With the exception of the June 27, 1996 private placement, each such Unit consists of one share of the

Company's preferred stock convertible into one share of common stock, or one share of the Company's common stock and, in either case, one warrant to purchase an additional share of common stock. Each Unit sold in the June 27, 1996 private placement consisted of one share of the Company's preferred stock, convertible into shares of the Company's common stock at any time, at the option of the holder, using a predetermined formula. The warrants are generally exercisable within two years of the original grant date. A summary of the private placement transactions follows:


                                                                                             Finder's
                       Shares                             Warrants                           Fees in
 Closing Date          Issued       Price Per Share        Issued         Exercise Price      Shares
------------------   ----------  -----------------------  -----------  -------------------- ----------

March 9, 1993            56,632             CDN$3.96        56,632           CDN$3.96  (A)      -
March 24, 1993           22,000             CDN$4.56        22,000           CDN$4.56  (A)    1,100
April 26, 1993          160,666             CDN$4.68       160,666           CDN$4.68  (B)    3,333
April 26, 1993           65,666             CDN$4.68        65,666           CDN$4.68  (B)      -
May 11, 1993             16,000             CDN$6.24        16,000           CDN$6.24  (A)    1,569
July 8, 1993             40,533     $4.62  (CDN$5.88)       40,533    $4.62 (CDN$5.88) (A)    2,872
August 31, 1993          95,238     $5.25  (CDN$6.91)      100,008    $5.25 (CDN$6.91) (B)    4,770
December 19, 1994       208,716     $4.92  (CDN$6.60)      208,716    $4.92 (CDN$6.60) (A)    8,266
December 20, 1994     2,750,000                $1.00             0               N/A            -
March 31, 1995          255,000             CDN$7.35       255,000           CDN$7.35  (A)      -
September 8, 1995       136,000     $2.24  (CDN$3.05)      136,000    $2.24 (CDN$3.05) (A)      -
January 31, 1996      2,227,946                $2.00     2,227,946              $2.00  (C)   19,445
May 13, 1996          2,099,832                $3.00     2,099,832              $2.00  (C)      -
June 27, 1996           365,496                $3.00       365,496              $2.00  (C)      -

(A) Warrant exercise price in second year is equal to 115% of initial warrant exercise price.
(B) One year warrant term.
(C) Warrant exercise price after January 31, 1997, subsequently amended to April 30, 1997, is $2.50 and expires after January 31, 1998.

Finder's fees issued in connection with stock offerings were offset against the related proceeds.


WARRANTS
Warrant activity for the two years ended March 31, 1997 is as follows:

                                                                Warrant Price
                                               Shares             Per Share
                                           --------------   --------------------

Outstanding at March 31, 1995                  520,899

Issued in connection with stock offerings    2,478,696        US$2.00, CDN$3.05
Exercised                                            -
Expired                                        (50,000)       CDN$7.05 -   8.10
                                         ----------------
Outstanding at March 31, 1996                2,949,595

Issued in connection with stock offerings    2,585,328                  US$2.00
Exercised                                     (441,383)          US$2.00 - 5.67
Expired                                       (260,006)       US$5.67, CDN$8.46
                                         ================
Outstanding at March 31, 1997                4,833,534
                                         ================

CONVERSION OF NOTES PAYABLE
During fiscal 1997, investors converted notes payable with an aggregate face value of $227,583 into 58,333 and 25,000 shares of the Company's common stock and Series C preferred stock, respectively. The notes converted into common stock had a face value of $152,583 and were from three directors. The note payable converted, by an investor, into Series C preferred stock had a face value of $75,000 and was converted at a price of $3.00 per Unit. Each Unit consisted of one share of Series C preferred stock and one warrant to purchase one share of common stock. The warrants are currently exercisable at $2.00 per share through April 30, 1997 and $2.50 per share through January 31, 1998, after which date the warrants expire.

COMMON STOCK PENDING AUTHORIZATION
Common stock pending authorization at March 31, 1996 represented common shares to be issued in payment for consulting fees to an independent consultant. Such issuance occurred in September 1996.

TREASURY SHARES
In connection with the acquisition of Roundtable, Inc. in 1994, the Company authorized a loan to the selling principal. On May 31, 1995, the Company canceled the note receivable in the amount of $60,000 plus accrued interest, in return for 6,261 shares of the Company's stock pursuant to the original loan agreement. A portion of the receivable, $44,766, was written-off due to the difference between the market price of the stock on that date and the stock redemption price in the note. On November 8, 1996 the treasury shares were retired.

ESCROW  SHARES
At March 31, 1997, 1,418,638 common shares are held in escrow subject to a performance escrow agreement dated October 15, 1992. These shares will be released upon the Company's attainment of certain cash flow requirements or returned to the Company for cancellation on October 21, 2002, whichever occurs first. The Company is attempting to modify the agreement to result in an automatic release provision back to the shareholders rather than the Company.

7.   EMPLOYEE BENEFIT PLAN

Effective April 1, 1992, the Company adopted a 401(k) savings plan covering all employees. Employees who work for the Company are eligible for participation after three months of service. Company contributions to the savings plan are made at the discretion of the Company's Board of Directors. The Company made no contributions in 1997 and 1996.

8.   STOCK OPTION PLANS

The Company has stock a option plan that provide for the grant of non-qualified and incentive stock options to all directors, officers and employees of the Company. This plan was originally established by the Company's predecessors, NeuroStar and PNA, and has been amended and restated by the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at March 31, 1997 was nine years. A total of 2,833,333 shares of common stock have been authorized for the grant of stock options.

Stock option activity for the two years ended March 31, 1997 is as follows:

                                              Number         Option price
                                             Of Shares       per share (US$)
                                            -------------   -----------------
Outstanding at March 31, 1995                1,236,835        3.90 - 10.10

Granted                                      1,900,347        2.21 -  5.80
Lapsed or canceled                          (1,471,560)       2.21 -  6.09
Exercised                                      (28,172)               3.90
Adjustment for 1 for 3 reverse split               (55)
                                            -------------
Outstanding at March 31, 1996                1,637,395        2.21 - 10.10

Granted                                      1,345,280        1.43 -  4.44
Lapsed or canceled                            (773,795)       2.21 - 10.10
Exercised                                     (126,838)       2.21 -  2.42
                                            -------------
Outstanding at March 31, 1997                2,082,042        1.43 -  5.46
                                            =============
Exercisable at March 31, 1997                  717,803        1.74 -  5.46
                                            =============

ACCOUNTING FOR STOCK-BASED COMPENSATION
Pursuant to SFAS no. 123, "Accounting for Stock-Based Compensation", the Company is required to disclose the effects on the net (loss) per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had the compensation cost for the Company's plan been determined using the fair value method, the compensation expense would have had the effects of increasing the Company's net (loss) for the years ended March 31, 1997 and 1996 to the pro forma amounts of $5,946,000 and $6,472,000, respectively, with a corresponding pro forma loss per share of $0.54 and $1.11, respectively. These pro forma amounts were determined estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, the Federal Reserve Board's 5 year treasury constant maturity interest rate for the month of grant, 5 years expected life and an expected rate of volatility of 45.8% were applied to all grants for each year presented. The weighted-average fair value at grant date for the options granted during 1997 and 1996 was $1.38 and $1.10 per option, respectively.


9.   COMMITMENTS AND CONTINGENCIES

The Company leases its office space, under a non-cancelable operating lease expiring in February 1998, as well as certain of its office equipment. Minimum rental commitments under lease agreements at March 31, 1998 are as follows:

                                                       Non-cancelable
Year ending March 31,                                 Operating Leases
                                                     -------------------
                                                       (In thousands)
         1998                                        $          190
         1999                                                    20
         2000                                                    16
         2001                                                    16
         2002                                                    16
                                                     -------------------
Total payments                                       $          258
                                                     ===================

Rent expense totaled $245,000 (1997); $424,000 (1996); $282,000 (1995).

During fiscal 1997, accounts payable and accrued expenses decreased substantially as a result of cash made available through an equity transaction during the last quarter of fiscal year 1996, which allowed the Company to begin paying down its liabilities. As of March 31, 1997, the related past due amounts have been paid.

10.  RELATED PARTIES

During fiscal 1996, the Company borrowed 58,333 unrestricted shares of its common stock from three directors. Of the total shares borrowed, 33,333 shares were sold in the open market by the Company and the proceeds were used for general corporate purposes and 25,000 shares were used as remuneration for a consultant. The three directors agreed to accept restricted shares in repayment, which were issued September 5, 1996.

In fiscal 1995, the Board of Directors authorized the Company to loan William Stow III, President and CEO of StarBase, the sum of $126,000. At March 31, 1997, the principal and accrued interest amounts were $76,153 and $8,466, respectively. The loan is evidenced by a promissory note and is secured by shares of the Company's common stock, which are owned by Mr. Stow. The note is payable on November 4, 1998 and bears interest at a rate of 6.34% per annum, payable at maturity.

The Company entered into a two year agreement with John Snedegar, a director, which was terminated through mutual consent by the parties on March 31, 1996, subject to payment of $280,000 to Mr. Snedegar for services performed by him. The Company paid Mr. Snedegar in the first quarter of fiscal 1997.

On January 11, 1997, the Company entered into consulting agreements with Mr. Alan M. Davis, former President and CEO, and Mr. Robert W. Leimena, former Chief Financial Officer of the Company. Amounts paid were $85,000 and $75,000, respectively.


11.    SUPPLEMENTAL CASH FLOWS INFORMATION

                                                         Year ended March 31,
                                                       ------------------------
(IN THOUSANDS)                                            1997          1996
--------------
                                                       ----------    ----------
  Interest paid                                      $       21      $      39
  Income taxes paid                                           3              1

Non-cash investing and financing transactions:
  Conversion of Series A preferred stock to
     common stock                                             -          2,710
  Conversion of Series B preferred stock to
     common stock (Note 6)                                   22              -
  Conversion of Series C preferred stock to
     common stock (Note 6)                                    4              -
  Conversion of promissory notes to equity (Note 6)          75            745
  Conversion of loans from officers to equity (Note 6)      153            137
  Common stock issued as finder's fees                       40             39
  Retirement of treasury shares (Note 6)                     21             21
  Reduction in assets through termination of
     capital lease                                            -             75
  Common stock Issued for services                          127              -
  Options for  services provided                             51              -

12.    SUBSEQUENT EVENTS

In June 1997, the Company offered, to the holders of the Company's outstanding warrants, to exchange all the issued and outstanding warrants for shares of the Company's common stock. Each warrant holder accepting the offer by midnight, Pacific Standard Time, on June 30, 1997, the expiration date of the offer, will receive one share of common stock for every three warrants held. The warrants which remain unexchanged subsequent to the offer expiry date will continue under the original terms of each warrant.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth below, the information required by this Item is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1997.

The following table sets forth certain information concerning the Company's directors and executive officers as of March 31, 1997. The members of the Board of Directors (the "Board") are elected to one year terms and are to serve until the next annual meeting of stockholders or until their successors are elected and qualified.

            NAME            AGE                  POSITION
    ---------------------  ---- ------------------------------------------------

     William R. Stow III    52   Chief Executive Officer, Chairman of the Board,
                                   Member of Compensation and Stock Option
                                   Committees

     Donald R. Farrow       51   President, Chief Operating Officer and Director

     Daniel P. Ginns        47   Director and Member of Compensation and Stock
                                   Option Committees

     Alan D. Kucheck        45   Vice President, Engineering

     Phillip E. Pearce      68   Director and Member of Compensation and
                                   Nominating Committees

     Kenneth A. Sexton      42   Director and Member of Audit and Stock Option
                                   Committees

     John R. Snedegar       48   Director and Member of Audit and Nominating
                                   Committees

WILLIAM R. STOW III has served as Chief Executive Officer of the Company since September 1991, exclusive of the period from August 1996 to January 1997. Mr. Stow also served as President of the Company from September 1991 to August 1996, exclusive of the period from April 1994 through July 1995. Mr. Stow has served as a Director of the Company since September 1991, Co-Chairman of the Board from October 1994 to August 1996 and Chairman of the Board since August 1996. From February 1986 to October 1991, Mr. Stow held various senior-level positions at Ashton-Tate Corporation, including Vice President of Advanced Development.

DONALD R. FARROW has served as President of the Company since January 1997 and Chief Operating Officer and Director of the Company since February 1997. Mr. Farrow had been Vice President, Sales and Marketing since August 1996; Vice President, Sales since May 1996; and a consultant to the Company since March 1996. Prior to that, Mr. Farrow had been an independent consultant as well as being Vice President of Sales and Marketing from December 1993 to December 1994 at CommVision Corporation, a leading provider of server solutions and Regional Sales Manager from 1987 to 1993 for Novell Corporation, the world leader in network software.

DANIEL P. GINNS has served as a Director of the Company since January 1997. Since October 1996, Mr. Ginns has been Chairman of the Board and Chief Executive Officer of Datametrics Corporation, a reporting company which designs, develops and manufactures printers and computers. From 1989 to 1996, Mr. Ginns was President of Belmont Capital, Inc., a management and financial advisory firm.

ALAN D. KUCHECK has served as Vice President, Engineering since January 1995. From July 1993 to January 1995, Mr. Kucheck served as a Project Director for the Company. From August 1990 to March 1993, Mr. Kucheck was Manager, Software Development for IMI, Inc., a software development company. Prior to that time, Mr. Kucheck held various management positions with several other software development companies.

PHILLIP E. PEARCE is the owner of Phil Pearce & Associates since 1986. Prior to that, he was Senior Vice President and a member of the Board of Directors of E.F. Hutton & Co., from 1971 through 1983, a member of the Board of Governors of the New York Stock Exchange, and Chairman of the Board of governors of the NASD. Mr. Pearce is a member of the Board of RX Medical Services Corporation, a reporting company.

KENNETH A. SEXTON is Vice President, Finance and Administration of Intersolv, Inc., a leading provider of open client/server solutions. Prior to joining Intersolv, Inc. in 1991, Mr. Sexton held several senior level positions at Life Technologies Inc., a biotechnology company, and Coopers & Lybrand, a big six accounting firm.

JOHN R. SNEDEGAR has served as a Director of the Company since December 1991. Since May 1990, Mr. Snedegar has served as President, Director and Chief Executive Officer of United Digital Network Inc., a diversified telecommunications provider based in Irving, Texas. From March 1981 to May 1992, Mr. Snedegar served as President and Chief Executive Officer of AmeriTel Management, Inc., currently known as WCT Communications, Inc. Mr. Snedegar is also a member of the Board of Star Telecommunications, a reporting company.


ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1997.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



(A) (3) EXHIBITS WITH EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED IDENTIFIED

See paragraph (c) below.


(B)      REPORTS ON FORM 8-K

In a report filed on Form 8-K, dated January 27, 1997, the Company reported a press release announcing the resignation of certain directors and officers of the Company effective January 11, 1997; the naming of Mr. Don Farrow, the Company's Vice President of Sales and Marketing, as President; and the addition of Daniel Ginns, Chairman and CEO of Datametrics Corporation, to the Board of Directors.

(C)      EXHIBITS

Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.


 Exhibit                                                                                                 Ref./
 Number                                      Description Of Document                                     Page
---------- -------------------------------------------------------------------------------------------- -------

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




  10.9     Forms of Common Stock Subscription Agreement and Warrants used in November 1994
           Private Placement.                                                                            (B)
  10.10    Forms of Common Stock Subscription Agreement and Warrants used in March 1995 Private
           Placement.                                                                                    (C)
  10.11    Regional Prototype Defined Contribution Plan and Trust of the Company. (*)                    (A)
  10.12    Fiscal Agency Agreement between the Company and Canaccord Capital Corporation.                (B)
  10.13    Form of Agents' Warrant.                                                                      (B)
  10.14    Silicon Valley Bank Warrant dated December 15, 1994.                                          (B)
  10.15    Secured Promissory Note dated July 1, 1995 from William R. Stow III.                          (E)
  10.16    Forms of Preferred Stock Subscription Agreements and Warrants used in January 1996
           Private Placement, together with a list of equity investors.                                  (E)
  10.17    Amendment No. 1 to the Sublease  dated December 1, 1994 between McDonnell Douglas
           Travel Company and StarBase Corporation, for  the Company's  Irvine, California
           facilities.                                                                                   (E)
  10.18    Amendment No. 2 to the Sublease dated September 1, 1995 between McDonnell Douglas
           Travel Company and StarBase Corporation, for the Company's Irvine, California
           facilities.                                                                                   (E)
  10.19    Forms of Common Stock Subscription Agreement and Warrants used in July 1995 Private
           Placement, together with a list of equity investors.                                          (E)
  10.20    Form of Warrant used in the May 13, 1996 Private Placement.                                   (D)
  10.21    Form of Subscription Agreement used in the May 13, 1996 Private Placement.                    (D)
  10.22    Form of Preferred  Stock Subscription Agreement and Warrant used in the June 1996
           Private Placement, together with a list of equity investors and placement agent.              (F)
  10.23    Lease dated  November 22, 1996 between The Provider Fund and StarBase Corporation,
           for the Company's Irvine, California facilities.                                              (H)
  23.1     Written consent of Price Waterhouse LLP, Independent Auditors.                                47
  27       Financial data schedule                                                                       48
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

   (F) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on August 14, 1996.

   (G) Incorporated herein by reference to the Company's Definitive Proxy Statement (file number 0-25612) filed with the Commission on July 29, 1996.

   (H) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on February 11, 1997.
         * Denotes a management contract or compensatory plan or arrangement.








SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of June, 1997.

                                        STARBASE CORPORATION


                                        By: /S/   DONALD R. FARROW
                                           -----------------------------------
                                                  Donald R. Farrow
                                                  President and
                                                  Chief Operating Officer
                                                  Principal Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and dates indicated.

              SIGNATURE                               TITLE                                DATE
              ---------                               -----                                ----

/s/ William R. Stow III                    Chairman of the Board, Chief                June 30, 1997
-------------------------------------    Executive Officer, and Director
         William R. Stow III              (principal executive officer)



/s/ Donald R. Farrow                   President, Chief Operating Officer,             June 30, 1997
-------------------------------------              and Director
          Donald R. Farrow



/s/ Phillip E. Pearce                                Director                          June 30, 1997
-------------------------------------
          Phillip E. Pearce



/s/ Daniel P. Ginns                                  Director                          June 30, 1997
-------------------------------------
           Daniel P. Ginns



/s/ John R. Snedegar                                 Director                          June 30, 1997
-------------------------------------
          John R. Snedegar



/s/ Kenneth A. Sexton                                Director                          June 30, 1997
-------------------------------------
          Kenneth A. Sexton



