Form 10QSB
period 1997-06-30
STARBASE CORP
filed 1997-08-14
CIK 911577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                   FORM 10-QSB




              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997


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


Number of shares outstanding as of July 30, 1997:   Common Stock:   15,044,867

Transitional Small Business Disclosure Format:       Yes  |_|         No  |X|

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Balance Sheets at June 30, 1997 (Unaudited) and
              March 31, 1997                                                 3

              Statements of Operations (Unaudited) for the three month
              period ended June 30, 1997 and 1996                            4

              Statements of Cash Flows (Unaudited) for the three month
              period ended June 30, 1997 and 1996                            5

              Notes to Financial Statements (Unaudited)                      6


    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     10

PART II.      OTHER INFORMATION

    ITEM 5.   Other Information                                             13

    ITEM 6.   Exhibits and Reports on Form 8-K                              13

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION
                          (a development stage company)

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)


                                                                                   June 30,           March 31,
                                                                                     1997                1997
                                                                                ---------------     ---------------
                                                                                 (unaudited)
     ASSETS

     Current Assets:
       Cash and cash equivalents                                                $       1,296       $     2,722
       Accounts receivable, net of allowances of $51 and $65                              157               118
       Notes and other receivables                                                        144                83
       Prepaid expenses and deferred charges                                              205               312
       Inventories                                                                         21                34
                                                                                ---------------     ---------------

         Total current assets                                                           1,823             3,269

     Property and equipment, net                                                          547               524
     Note receivable from officer                                                          76                76
     Other non-current assets                                                              19                 7
                                                                                ---------------     ---------------

     Total assets                                                               $       2,465       $     3,876
                                                                                ===============     ===============


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
       Accounts payable and accrued liabilities                                 $         753       $       885
       Current portion of capital lease obligation                                          8                 -
                                                                                ---------------     ---------------

         Total current liabilities                                                        761               885

     Long-term debt                                                                        45                 -
                                                                                ---------------     ---------------

         Total liabilities                                                                806               885


     Shareholders' equity:
       Preferred stock, $.01 par value; $0 (June 30, 1997) and
         $75 (March 31, 1997) liquidation value; authorized
         10,000,000; issued and outstanding -0- shares (June 30, 1997)
         and 25,000 (March 31, 1997)                                                        -                 -
       Common stock, $.01 par value; authorized 50,000,000; issued and
         outstanding 15,044,867 (June 30, 1997) and 13,319,487 (March 31,                 150               133
         1997)
      Additional paid-in capital                                                       26,788            26,805
      Deficit accumulated during development stage                                    (25,279)          (23,947)
                                                                                ---------------     ---------------

       Total shareholders' equity                                                       1,659             2,991
                                                                                ---------------     ---------------

     Total liabilities and shareholders' equity                                 $       2,465       $     3,876
                                                                                ===============     ===============





     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                      Three months ended    Sept. 6, 1991
                                                                           June 30,            through
                                                                    ------------------------ June 30, 1997
                                                                       1997          1996    (CUMULATIVE)
                                                                    -----------  -----------  ------------

Revenues:
  Consulting services                                              $      -      $      -     $   4,430
  Consulting services-related party                                       -             -           281
  Products                                                              268            80         2,226
  License and royalty                                                    70           129           748
  Other                                                                   -             -            64
                                                                   ------------  ------------  ------------

    Total revenues                                                      338           209         7,749

Cost of Sales:
  Consulting services                                                     -             -         4,716
  Consulting services-related party                                       -             -           289
  Products, licenses and other                                           32             1           459
                                                                   ------------  ------------  ------------

    Total cost of sales                                                  32             1         5,464
                                                                   ------------  ------------  ------------
Gross margin                                                            306           208         2,285

Operating Expenses:
  Research and development                                              498           332         9,554
  Selling, general and administrative                                 1,164         1,113        18,372
                                                                   ------------  ------------  ------------

    Total operating expenses                                          1,662         1,445        27,926
                                                                   ------------  ------------  ------------

  Operating loss                                                     (1,356)       (1,237)      (25,641)

  Interest income                                                        25            42           414
  Other income and expense                                               (1)          (14)          (20)
                                                                   ------------  ------------  ------------
  Total interest and other income and expense                            24            28           394

Loss before income taxes                                             (1,332)       (1,209)      (25,247)

  Provision for income taxes                                              -             1            11
                                                                   ------------  ------------  ------------

    Net loss                                                       $ (1,332)     $ (1,210)     $(25,258)
                                                                   ============  ============  ============

Per share data:
  Loss per common share                                            $  (0.11)     $  (0.14)
                                                                   ============  ============

  Weighted average number of
   common shares outstanding                                         12,002         8,796
                                                                   ============  ============

                      The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                           Three months ended        Sept. 6. 1991
                                                                                June 30,                through
                                                                     ------------------------------- June 30, 1997
                                                                          1997            1996        (cumulative)
                                                                     --------------- --------------- ---------------

Cash Flows from Operating Activities:
  Net loss                                                           $    (1,332)    $    (1,210)    $   (25,258)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                             53              57             857
    Provision for doubtful accounts and sales                                 39              27             266
        returns
    Loss on disposition of property, equipment and
        capital lease                                                          -               6              99
    Write-down of assets                                                       -               -              50
    Gain on debt restructuring                                                 -               -            (138)
    Recognition of deferred income                                             -             (66)           (370)
    Other adjustments                                                          -               -              87
    Common stock to be issued for professional services                        -              60               -
  Changes in assets and liabilities, excluding
        the effect of Non-cash transactions:
      Accounts receivable                                                    (78)           (151)           (422)
      Notes and other receivables                                            (61)            (33)           (215)
      Inventories                                                             13               2             (21)
      Prepaid expenses and deferred charges                                   94             (34)           (169)
      Other assets                                                             1              11             (30)
      Accounts payable and accrued liabilities                              (132)           (755)          1,342
                                                                     --------------- --------------- ---------------

Net cash used by operations                                               (1,403)         (2,086)        (23,922)

Cash Flows from Investing Activities:
  Proceeds from disposition of property and
    equipment                                                                  -               -               7
  Capital expenditures                                                        (8)            (12)         (1,377)
                                                                     --------------- --------------- ---------------

Net cash used by investing activities                                         (8)            (12)         (1,370)

Cash Flows from Financing Activities:
  Proceeds from reverse acquisition                                            -               -           1,402
  Proceeds from sale of preferred stock                                        -           1,021           7,294
  Proceeds from preferred stock subscriptions                                  -               -               -
  Proceeds from issuance of common stock:
    From stock purchase plan                                                   -               -              10
    From public offering                                                       -               -           4,063
    From private placements                                                    -           6,300          10,698
    From exercise of options                                                   -             224             548
    From exercise of warrants                                                  -           1,155           2,654
  Proceeds from convertible subordinated notes                                 -               -             381
  Proceeds from promissory notes                                               -               -           1,083
  Payments on promissory notes                                                 -            (107)           (274)
  Borrowings on line of credit                                                 -               -             664
  Payments on line of credit                                                   -               -            (664)
  Payment of financing related costs                                         (14)           (938)         (1,444)
  Payments on capitalized lease obligations                                   (1)              -             (41)
  Loans from officers/directors                                                -               -             365
  Repayment of loans from officers/directors                                   -               -             (75)
  Repayment of (disbursement of) loan to officer                               -               -             (76)
                                                                     --------------- --------------- ---------------

Net cash provided (used) by financing activities                             (15)          7,655          26,588
                                                                     --------------- --------------- ---------------

Net increase (decrease) in cash                                           (1,426)          5,557           1,296

Cash and cash equivalents, beginning of period                             2,722           1,252               -
                                                                     --------------- --------------- ---------------

Cash and cash equivalents, end of period                             $     1,296     $     6,809     $     1,296
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

2.   BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the StarBase Corporation report to the Securities and Exchange Commission on Form 10-KSB, for the year ended March 31, 1997.

The interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. Certain prior period balances have been reclassified to conform to current period classifications. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the operating results for a full year.

LOSS PER COMMON SHARE
Earnings per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding excluding 1,418,638 outstanding common shares held in escrow. Common stock equivalents are considered anti-dilutive and are excluded from this calculation.

In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. This statement is effective for the Company beginning with its quarterly period ended December 31, 1997, earlier adoption is not permitted. Since the Company is considered a simple capital structure for reporting EPS, the adoption of this principle is not expected to have a material impact on reported EPS.

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
       (In thousands)
                                                    June 30,         March 31,
                                                      1997             1997
                                                 ---------------   -------------
       ACCOUNTS RECEIVABLE
       Trade accounts receivable                 $       208        $     183
       Less allowance for doubtful accounts              (51)             (65)
                                                 ---------------   -------------

                                                 $       157        $     118
                                                 ===============   =============


       PROPERTY AND EQUIPMENT
       Computer hardware                         $       891        $      888
       Furniture and fixtures                            237               164
       Computer software                                 132               132
       Leasehold improvements                             29                29
                                                  --------------    ------------
                                                       1,289             1,213
       Less accumulated depreciation and
         amortization                                   (742)             (689)
                                                  --------------    ------------

                                                  $      547        $      524
                                                  ==============    ============


       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
       Trade accounts payable                     $      257         $     431
       Accrued professional fees                         214               179
       Accrued wages and bonuses                         135               139
       Other accrued expenses                            147               136
                                                   -------------    ------------

                                                  $      753         $     885
                                                   =============    ============




4.   EQUITY TRANSACTIONS

PRIVATE PLACEMENTS
The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Of the preferred stock, 2,500,000 shares have been designated as Series B Preferred Stock, of which no shares are issued and outstanding at June 30, 1997, and 366,666 shares have been designated as Series C Preferred Stock, of which no shares are outstanding at June 30, 1997.

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

During June 1996, the private placement of Series C Preferred Stock was completed. In this private placement, 365,496 Units were issued, each Unit consisting of one share of Series C Preferred Stock and one non-transferable warrant to purchase one share of common stock. The warrants are exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire. The Series C Preferred Stock is not redeemable and has a liquidation preference of $3.00 per share. The holders of Series C Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company or for any other purpose. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time into the Company's common stock, of which the conversion rate will be determined by dividing $3.00 by the Conversion Price. The Conversion Price shall be the lesser of (a) $3.00 per share or (b) 80% of the average closing bid price of the common stock as reported by Bloomberg, L.P. for shares traded in the United States for the five consecutive trading days preceding the conversion date. At June 30, 1997, all 365,496 shares of Series C Preferred Stock issued had been converted into 572,851 shares of common stock.

WARRANT CONVERSION
In June 1997, the Company offered, to the holders of the Company's outstanding warrants, to exchange all issued and outstanding warrants for shares of the
Company's common stock. Each warrant holder accepting the offer by midnight, Pacific Standard Time, on June 30, 1997, the expiration date of the offer, would receive one share of common stock for every three warrants held. The warrants which remain unexchanged subsequent to the expiration date of the offer will continue under the original terms of each warrant. At June 30, 1997, 4,734,534 warrants were converted and 1,581,150 common shares had been issued upon conversion of such warrants.

WARRANTS
Warrant activity for the three month period ended June 30, 1997 is as follows:

                                                          Warrant Price
                                           Shares            Per Share
                                   ------------------- ------------------

Outstanding at March 31, 1997              4,833,534

Exercised (converted)                     (4,743,534)          CDN$2.51-
                                                                US$2.00
Expired                                            -
                                   -------------------
Outstanding at June 30, 1997                  90,000
                                   ===================

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

5.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                           Three months
                                                           Ended June 30,
                                                    ----------------------------
  (In thousands)                                        1997             1996
                                                    -------------   ------------

Interest paid                                       $         2     $        17
Income taxes paid                                             -               1

Non-cash investing and financing transactions:
  Conversion of Series B Preferred Stock to
     common stock                                             -              22
  Conversion of Series C Preferred Stock to
     common stock (Note 4)                                    1               -
  Conversion of promissory notes to Series C
     Preferred  Stock                                         -              75
  Common Stock issued in 3-for-1 warrant
     conversion  (Note 4)                                    16               -


6.   COMMITMENTS AND CONTINGENCIES

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-KSB.

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Total revenue increased in the three month period ended June 30, 1997 $129,000 or 62%, to $338,000, from $209,000 in the same three month period of the previous year. Product revenue increased $188,000 or 235%, which was offset by the decrease in license and royalty revenue of $59,000 or 46%. The increase in product revenue has been favorably affected by the April 1997 release of the StarTeam 2.1 family of products, which include enhanced security, encryption capability across the Internet and advanced configuration management. License and royalty revenue from the Company's Roundtable product decreased from the same period in the prior year due the timing of royalty revenue earned. Although the overall royalty revenue earned for the contract years which ended June 30, 1997 and June 30, 1996 remained steady at $325,000, the minimum contract amount, a greater portion of the royalties were earned during the earlier part of the contract year which ended June 30, 1997, thus a lesser amount was recognized during the current quarter to reflect the annual minimum royalty.

Product revenue to date has been limited by a number of factors, including the introductory cycle for new software development tools such as StarTeam. StarTeam
1.0 was introduced in January 1996, followed by StarTeam 2.0 in late August of 1996. Sufficient working capital was not available to support a major StarTeam
1.0 marketing and sales program. The StarTeam 1.0 marketing strategy was therefore to sell the product to strategic customers, who, with a successful initial experience, had the potential to generate significant additional business. In June 1996, sufficient working capital was raised through a private placement to support a major marketing and sales program for StarTeam 2.0. Commercial shipments of StarTeam 2.0 and StarTeam 2.1 began in the final week of August 1996 and April 1997, respectively. In addition, Versions 2.0 sales commenced during the final week of December 1996.

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

Gross profit increased in the first quarter of fiscal 1998 $98,000 or 47%, to $306,000, from $208,000 in the same quarter of the previous year chiefly due to the increase in product sales. Product cost of sales, as a percentage of revenues, increased from the same period in the prior year due to the higher percentage of product revenue generated by product sales, as opposed to maintenance contracts, during the quarter ended June 30, 1997.

Cost of products consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product.

There was no consulting service revenue or cost of service revenue during the three months ended June 30, 1997 or for the same period in the previous year due to the discontinuation of the Company's Consulting Division.

Operating expenses increased by approximately $217,000 or 15% from the same quarter in the previous year. This increase was primarily due to increased research & development efforts, as well as increased product sales efforts related to the market introduction of the StarTeam 2.1 family of products (the ITE product line). Early in the fiscal year that ended March 31, 1997, the Company was focused on strengthening its sales and marketing efforts, which included filling key marketing and sales positions as well as increased promotional activities. At June 30, 1996, the Company had 32 employees, which consisted of eight in sales & marketing, 16 in research & development and eight in general & administrative. At June 30, 1997, the Company had 44 employees, which consisted of 13 in sales & marketing, 23 in research & development and eight in general & administrative.

RESEARCH AND DEVELOPMENT EXPENSES. StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products. Overall research and development expenses increased over the same period in the prior year $166,000 or 50% as a result of the increase in development staff. Research & development staff increased from 16 at June 30, 1996 to 23 at June 30, 1997. As a result, compensation related expenses and recruiting costs increased approximately $127,000 and $35,000, respectively, from the three month period ended June 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three month period ended June 30, 1997, selling, general & administrative expenses increased approximately $51,000 or 5% over the same period in the prior year, mainly the result of the increase in sales and marketing personnel coupled with commissions
paid  on  increased  product sales.  Sales and  marketing   expenses  remained
relatively stable from the same period in the previous year. Sales & marketing expenses include advertising, trade shows and other promotional expenses, compensation and sales commissions, public relations, travel, and certain facilities expenses.

INTEREST INCOME
Interest income for the quarter that ended June 30, 1997 decreased by $17,000 or 40% from the quarter that ended June 30, 1996 due to a decrease in the amount of cash available for investment.

OTHER INCOME AND EXPENSE
Other income and expense consisted primarily of interest paid on a capital lease obligation during the current quarter and interest on outstanding payables during the quarter that ended June 30, 1996.

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

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY EFFECT FUTURE RESULTS

The following discussion contains forward-looking statements within the meaning of Sections 21E and 27A of the Securities Exchange Act of 1934. These forward looking statements are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to, the growth rates of certain market segments, the timing of software product introductions, market acceptance of product introductions, the positioning of the Company's products in those segments, price pressures and the rapidly changing competitive environment in the software industry, success in technological advances and their implementation, business conditions and the general economy, the Company's ability to manage its business in its evolution from a development stage company, and the Company's ability to establish strategic alliances. Additional information on these and other risk factors which could affect the Company's financial results is included in the Company's Annual Report for the fiscal year ended March 31, 1997 on Form 10-KSB, on file with the Securities and Exchange Commission.

The Company continues its efforts to gain broad market exposure and, in turn, revenue opportunities through, among others, OEM bundling agreements, licensing agreements, and value added reseller ("VAR") and distribution agreements. Management believes that in doing so, the Company will be provided the opportunity to leverage off the market strength of its partners at both the entry level and high end of the market, while selling to the rest of the market through its direct and existing channel sales organizations. During the current quarter the Company signed bundling agreements for Versions 2.0, its entry level product, with Symantec, Aonix, Softquad, Metrowerks, Visix and Penumbra as well as VAR and sales referral agreements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand as of June 30, 1997 totaled $1.3 million and $2.7 million as of June 30, 1996. At June 30, 1997 the Company had positive working capital of $1.1 million, compared to $2.4 million at June 30, 1996.

During the quarter, the Company used $1.4 million for operations, a decrease of approximately $0.7 million over the amount used for operations in the prior year. The decrease was primarily due to the pay down of accounts payable during the quarter ended June 30, 1996, which had accumulated in the prior year due to a cash shortage. Capital expenditures during the quarter ended June 30, 1997 and June 30, 1996 were not significant.

StarBase's distributors and direct purchasers are generally permitted a 30-day right to return the software purchased by them. The Company may, on occasion, grant more liberal rights of return to its distributors, particularly where new products or major upgrades are introduced and sales do not meet expectations. Although such returns are generally exchanged for other products or credited against future orders, StarBase may be required to accept major product returns for cash or a credit against accounts receivable. The Company has reserved approximately $51,000 at June 30, 1997 for future returns and other collection issues.

The Company is currently in the process of negotiating approximately $2.5 million of financing and anticipates raising an additional $2.5 million in the third quarter of the fiscal year that ends March 31, 1998, through a combination of debt and equity securities. The Company believes that proceeds from the sale of debt and equity securities during fiscal 1998, combined with operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year that ends March 31, 1998. Continuing operations thereafter will depend on cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.

                                     PART II


                                     ITEM 5
                                OTHER INFORMATION

On November 4, 1996, a registration statement on Form S-3 filed by the Company was declared effective by the Securities and Exchange Commission. The registration statement covered 9,853,295 shares of common stock of the Company (including 3,800,945 shares issuable under outstanding warrants held by the investors) which were issued to investors in eligible private placements. The Company did not receive any of the proceeds from the sale of the shares of common stock by the investors.


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



   10.17       Forms of Common Stock  Subscription  Agreement  and Warrants  used in July 1995 Private
               Placement, together with a list of equity investors.                                          (E)
   10.18       Form of Warrant used in the May 13, 1996 Private Placement.                                   (D)
   10.19       Form of Subscription Agreement used in the May 13, 1996 Private Placement.                    (D)
   10.20       Form of  Preferred  Stock  Subscription  Agreement  and  Warrant  used in the June 1996
               Private  Placement,  together with a list of equity investors and
               placement agent.                                                                              (F)
   10.21       Lease dated November 22, 1996 between The Provider Fund and StarBase Corporation,
               for the Company's Irvine, California facilities.                                              (H)
    27         Financial data schedule

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

    (F) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on August 14, 1996.

    (G) Incorporated herein by reference to the Company's Definitive Proxy Statement (file number 0-25612) filed with the Commission on July 29, 1996.

    (H) Incorporated herein by reference to the Company's Form 10-KSB (file number 0-25612) filed with the Commission on June 30, 1997.

          *   Denotes a management contract or compensatory plan or arrangement.




(b)      Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   STARBASE CORPORATION
                                                   (Registrant)


  AUGUST 14, 1997                                  /S/ DONALD R. FARROW
__________________                                 _______________________
Date                                               Donald R. Farrow
                                                   President and
                                                   Chief Operating Officer