Form 10QSB
period 1997-09-30
STARBASE CORP
filed 1997-11-13
CIK 911577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549




                                   FORM 10-QSB




              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997


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


Number of shares outstanding as of October 31, 1997: Common Stock:   15,148,197

Transitional Small Business Disclosure Format:         Yes   |_|       No  |X|

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Balance Sheets at September 30, 1997 (Unaudited)
              and March 31, 1997                                          3

              Statements of Operations (Unaudited) for the six month
              period ended September 30, 1997 and 1996                    4

              Statements of Cash Flows (Unaudited) for the six month
              period ended September 30, 1997 and 1996                    5

              Notes to Financial Statements (Unaudited)                   6

    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10

PART II.      OTHER INFORMATION

    ITEM 4.   Submission of Matters to a Vote of Security Holders        13

    ITEM 5.   Other Information                                          13

    ITEM 6.   Exhibits and Reports on Form 8-K                           14

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION
                          (a development stage company)

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)


                                                                                September 30,         March 31,
                                                                                     1997                1997
                                                                                ---------------     ---------------
                                                                                 (unaudited)

     ASSETS

     Current Assets:
       Cash and cash equivalents                                                $       2,924       $     2,722
       Accounts receivable, net of allowances of $52 and $65                              206               118
       Notes and other receivables                                                         57                83
       Prepaid expenses and deferred charges                                              285               312
       Inventories                                                                         23                34
                                                                                ---------------     ---------------

         Total current assets                                                           3,495             3,269

     Property and equipment, net                                                          550               524
     Note receivable from officer                                                          76                76
     Other non-current assets                                                             275                 7
                                                                                ---------------     ---------------

     Total assets                                                               $       4,396       $     3,876
                                                                                ===============     ===============


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
       Accounts payable and accrued liabilities                                 $       1,010       $       885
       Current portion of capital lease obligation                                          8                 -
                                                                                ---------------     ---------------

         Total current liabilities                                                      1,018               885

     Long-term debt:
       Capitalized lease obligation, less current portion                                  43                 -
        6% Convertible Debentures, net of discount of $615                              2,485                 -
                                                                                ---------------     ---------------

         Total long-term debt                                                           2,528                 -

         Total liabilities                                                              3,546               885


     Shareholders' equity:
       Preferred stock,  $.01 par value;  $0 (September 30, 1997) and $75 (March
         31, 1997) liquidation value; authorized 10,000,000; issued
         and outstanding -0- shares (September 30, 1997) and 25,000 (March                  -                 -
         31, 1997)
       Common stock, $.01 par value; authorized 50,000,000; issued and
         outstanding 15,054,608 (September 30, 1997) and 13,319,487 (March                150               133
         31, 1997)
      Additional paid-in capital                                                       27,751            26,805
      Deficit accumulated during development stage                                    (27,051)          (23,947)
                                                                                ---------------     ---------------

       Total shareholders' equity                                                         850             2,991
                                                                                ---------------     ---------------

     Total liabilities and shareholders' equity                                 $       4,396       $     3,876
                                                                                ===============     ===============



         The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                                              Sept. 6, 1991
                                         Three months ended          Six months ended            through
                                           September 30,               September 30,           September 30,
                                       --------------------------  --------------------------    1997
                                           1997          1996          1997          1996     (CUMULATIVE)
                                       ------------- ------------  ------------  ------------ --------------

Revenues:
  Consulting services                  $      -      $      -      $      -      $      -      $  4,430
  Consulting services-related party           -             -             -             -           281
  Products                                  330            69           598           149         2,556
  License and royalty                        36           103           106           232           784
  Other                                       -             -             -             -            64
                                       ------------- ------------  ------------  ------------  ------------

    Total revenues                          366           172           704           381         8,115

Cost of Sales:
  Consulting services                         -             -             -             -         4,716
  Consulting services-related party           -             -             -             -           289
  Products, licenses and other               23            27            55            28           482
                                       ------------- ------------  ------------  ------------  ------------

    Total cost of sales                      23            27            55            28         5,487
                                       ------------- ------------  ------------  ------------  ------------
Gross margin                                343           145           649           353         2,628

Operating Expenses:
  Research and development                  515           355         1,013           687        10,069
  Selling, general and administrative     1,249         1,242         2,413         2,355        19,621
                                       ------------- ------------  ------------  ------------  ------------

    Total operating expenses              1,764         1,597         3,426         3,042        29,690
                                       ------------- ------------  ------------  ------------  ------------

  Operating loss                         (1,421)       (1,452)       (2,777)       (2,689)      (27,062)

  Interest income                            24            79            49           122           438
  Interest expense                         (360)            5          (361)           (4)         (446)
  Other income and expense                  (14)            1           (14)           (5)           52
                                       ------------- ------------  ------------  ------------  ------------
  Total interest and other income          (350)           85          (326)          113            44
and expense

Loss before income taxes                 (1,771)       (1,367)       (3,103)       (2,576)      (27,018)

  Provision for income taxes                  1             -             1             1            12
                                       ------------- ------------  ------------  ------------  ------------

    Net loss                           $ (1,772)     $ (1,367)     $ (3,104)     $ (2,577)     $(27,030)
                                       ============= ============  ============  ============  ============

Per share data:
  Loss per common share                $  (0.13)     $  (0.12)     $  (0.24)     $  (0.26)
                                       ============= ============  ============  ============

  Weighted average number of
   common shares outstanding             13,629        11,296        12,820        10,053
                                       ============= ============  ============  ============



         The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                     Sept. 6, 1991
                                                                            Six months ended            through
                                                                             September 30,           September 30,
                                                                     -------------------------------      1997
                                                                          1997            1996        (cumulative)
                                                                     --------------- --------------- ---------------

Cash Flows from Operating Activities:
  Net loss                                                           $    (3,104)    $    (2,577)    $   (27,030)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                            107             117             911
    Provision for doubtful accounts and sales                                 58              34             285
     returns
    Loss on disposition of property, equipment and
     capital lease                                                             -               6              99
    Write-down of assets                                                       -               -              50
    Gain on debt restructuring                                                 -               -            (138)
    Recognition of deferred income                                             -             (66)           (370)
    Amortization of financing costs                                           13               -              13
    Amortization of debt discount                                            340               -             340
    Other adjustments                                                          -               -              87
    Changes in assets and liabilities, excluding
     the effect of Non-cash transactions:
      Accounts receivable                                                   (146)            (88)           (490)
      Notes and other receivables                                             26            (132)           (128)
      Inventories                                                             11              (9)            (23)
      Prepaid expenses and deferred charges                                   14             (24)           (249)
      Other assets                                                            (1)             11             (32)
      Accounts payable and accrued liabilities                               125            (979)          1,599
                                                                     --------------- --------------- ---------------

Net cash used by operations                                               (2,557)         (3,707)        (25,076)

Cash Flows from Investing Activities:
  Proceeds from disposition of property and
   equipment                                                                   -               -               7
  Capital expenditures                                                       (64)            (39)         (1,433)
                                                                     --------------- --------------- ---------------

Net cash used by investing activities                                        (64)            (39)         (1,426)

Cash Flows from Financing Activities:
  Proceeds from reverse acquisition                                            -               -           1,402
  Proceeds from sale of preferred stock                                        -           1,021           7,294
  Proceeds from  sale of convertible debentures                            3,100               -           3,100
  Proceeds from issuance of common stock:
    From stock purchase plan                                                   -               -              10
    From public offering                                                       -               -           4,063
    From private placements                                                    -           6,300          10,698
    From exercise of options                                                  12             282             560
    From exercise of warrants                                                  -           1,555           2,654
  Proceeds from convertible subordinated notes                                 -               -             381
  Proceeds from promissory notes                                               -               -           1,083
  Payments on promissory notes                                                 -            (111)           (274)
  Borrowings on line of credit                                                 -               -             664
  Payments on line of credit                                                   -               -            (664)
  Payment of financing related costs                                        (286)           (974)         (1,716)
  Payments on capitalized lease obligations                                   (3)              -             (43)
  Loans from officers/directors                                                -               -             365
  Repayment of loans from officers/directors                                   -               -             (75)
  Repayment of (disbursement of) loan to officer                               -               -             (76)
                                                                     --------------- --------------- ---------------

Net cash provided (used) by financing activities                           2,823           8,073          29,426
                                                                     --------------- --------------- ---------------

Net increase (decrease) in cash                                              202           4,327           2,924

Cash and cash equivalents, beginning of period                             2,722           1,252               -
                                                                     --------------- --------------- ---------------

Cash and cash equivalents, end of period                             $     2,924     $     5,579     $     2,924
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

The interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. Certain prior period balances have been reclassified to conform to current period classifications. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the operating results for a full year.

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

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
       (In thousands)                             September 30,     March 31,
                                                      1997            1997
                                                 --------------    ------------
       ACCOUNTS RECEIVABLE
       Trade accounts receivable                $      258        $      183
       Less allowance for doubtful accounts            (52)              (65)
                                                 --------------    ------------
                                                $      206        $      118
                                                 ==============    ============


       PROPERTY AND EQUIPMENT
       Computer hardware                        $      909        $      888
       Furniture and fixtures                          237               164
       Computer software                               170               132
       Leasehold improvements                           29                29
                                                 --------------    ------------
                                                     1,345             1,213
       Less accumulated depreciation and
         amortization                                 (795)             (689)
                                                 --------------    ------------
                                                $      550        $      524
                                                 ==============    ============


       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
       Trade accounts payable                   $      424        $      431
       Accrued professional fees                       211               179
       Accrued wages and bonuses                       151               139
       Other accrued expenses                          224               136
                                                  --------------    ------------
                                                $    1,010        $      885
                                                  ==============    ============



4.   LONG-TERM DEBT

CONVERTIBLE DEBENTURES
In August and September of 1997, the Company issued, in the aggregate, $3.1 million of its 6% Convertible Debentures, $1.5 million of which is due August 18, 1999 and $1.6 million is due September 5, 1999. In addition to the Debentures, the purchasers received non-transferable warrants to purchase a total of 82,667 shares of the Company's common stock, 40,000 of which are exercisable at $1.58 per share through August 18, 2000 and the remainder at $1.80 per share through September 5, 2000, after which dates the warrants will expire. The holders of the Debentures may convert, at their option, at any time after October 6, 1997, the effective date of the Registration Statement filed pursuant to the Registration Rights Agreement, at a conversion price for each share of common stock equal to the lesser of (a) 100% of the Market Price on the Issuance Date; and (b)(i) 84% of the Market Price on the Conversion Date if such date is between 90 and 120 days from the Issuance Date; (ii) 80% of the Market Price if the date is between 121 days and 150 days from the Issuance Date, or
(iii) 78% of the Market Price thereafter. The Market Price shall be the average closing bid price of the common stock on the 5 trading days immediately preceding the Issuance Date or Conversion Date, as may be applicable, as reported by the NASD, or the closing bid price on the over-the-counter market on such date or, in the event the common stock is listed on a stock exchange, the Market Price shall be the closing price on the exchange on such date, as reported in the Wall Street Journal. The holders of 6% Convertible Debentures are not entitled to receive any dividends nor receive notice as a shareholder in respect of any meeting of shareholders or any rights whatsoever as a shareholder of the Company, unless and to the extent converted in accordance with the terms of the Debenture.

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unamortized debt discount, consists of the estimated value of the conversion feature of the Debentures, which is the difference between the fair market value at issuance and the conversion price which is most favorable to the investor, $870 thousand, and the estimated value of the warrants, utilizing the Black Sholes Model, $85 thousand, net of the related amortization to date, $340 thousand. The debt discount related to the conversion feature and warrant value is being amortized as interest expense over a 90-day period and two-year period, respectively, which commenced on the issuance date of the respective debentures. The face value of the 6% Convertible Debentures and unamortized debt discount at September 30, 1997 are as follows:

                                                                   Unamortized
   (in thousands)                                       Principal    Discount
                                                       ----------- -----------
   6% Convertible Debentures (due August 18, 1999)     $  1,500    $    257

   6% Convertible Debentures (due September 5, 1999)      1,600         358
                                                       ----------- -----------
          Total                                         $ 3,100       $ 615
                                                       =========== ===========


5.   EQUITY TRANSACTIONS

PRIVATE PLACEMENTS
The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Of the preferred stock, 2,500,000 shares have been designated as Series B Preferred Stock, of which no shares are issued and outstanding at September 30, 1997, and 366,666 shares have been designated as Series C Preferred Stock, of which no shares are outstanding at September 30, 1997.

During June 1996, the private placement of Series C Preferred Stock was completed. In this private placement, 365,496 Units were issued, each Unit consisting of one share of Series C Preferred Stock and one non-transferable warrant to purchase one share of common stock. The warrants are exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire. The Series C Preferred Stock is not redeemable and has a liquidation preference of $3.00 per share. The holders of Series C Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company or for any other purpose. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time into the Company's common stock, of which the conversion rate will be determined by dividing $3.00 by the Conversion Price. The Conversion Price shall be the lesser of (a) $3.00 per share or (b) 80% of the average closing bid price of the common stock as reported by Bloomberg, L.P. for shares traded in the United States for the five consecutive trading days preceding the conversion date. At September 30, 1997, all 365,496 shares of Series C Preferred Stock issued had been converted into 572,851 shares of common stock.

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

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

WARRANTS
Warrant activity for the six month period ended September 30, 1997 is as follows:

                                                                  Warrant Price
                                                     Shares         Per Share
                                               ----------------- ---------------

Outstanding at March 31, 1997                      4,833,534

Granted                                              199,835        US$1.58-
                                                                      $1.80

Exercised (converted)                             (4,743,534)       CDN$2.51-
                                                                     US$2.00
Expired                                              (10,000)       CDN$3.51
                                               -----------------
Outstanding at September 30, 1997                    279,835
                                               =================


5.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                             Six months
                                                        Ended September 30,
                                                   ----------------------------
  (In thousands)                                      1997             1996
                                                   ------------   -------------

  Interest paid                                    $         4     $        20
Income taxes paid                                            1               1

Non-cash investing and financing transactions:
  Conversion of Series B Preferred Stock to
     common stock                                            -              22
  Conversion of Series C Preferred Stock to
     common stock (Note 5)                                   2               3
  Conversion of promissory notes to Series C
     Preferred  Stock                                        -              75
  Common stock issued in 3-for-1 warrant
     conversion  (Note 5)                                   15               -
  Common stock issued for non-cash consideration             -              28
  Equipment purchased under capitalized lease               54               -


6.   COMMITMENTS AND CONTINGENCIES

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-KSB.

7.    SUBSEQUENT EVENTS

On October 31,1997 and November 5, 1997, an investor converted $100 thousand and $750 thousand face value of the 6% Convertible Debentures plus accrued interest into 93,589 and 716,398 shares, respectively, of the Company's common stock.

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Total revenue increased in the six month period ended September 30, 1997 $323,000 or 85%, to $704,000, from $381,000 in the same six month period of the previous year. Product revenue increased $449,000 or 301%, which was offset by the decrease in license and royalty revenue from the Company's Roundtable product, $126,000 or 54%. The increase in product revenue has been favorably affected by the April 1997 release of the StarTeam 2.1 family of products, which include enhanced security, encryption capability across the Internet and advanced configuration management.

Product revenue to date has been limited by a number of factors, including the introductory cycle for new software development tools such as StarTeam. StarTeam
1.0 was introduced in January 1996, followed by StarTeam 2.0 in late August of 1996. Sufficient working capital was not available to support a StarTeam 1.0 marketing and sales program. The StarTeam 1.0 marketing strategy was therefore to sell the product to strategic customers, who, with a successful initial experience, had the potential to generate significant additional business. In June 1996, sufficient working capital was raised through a private placement to support a marketing and sales program for StarTeam 2.0 that focused on seeding the market by targeting several hundred companies for intial sales of StarTeam. Commercial shipments of StarTeam 2.0 and StarTeam 2.1 began in the final week of August 1996 and April 1997, respectively. In addition, Versions 2.0 sales commenced during the final week of December 1996.

StarTeam  is a new  software  product  line  whose  target  market  consists  of technical software professionals (developers, testers, etc.). Marketing to technical professionals is an educational process. In the typical sales cycle, the product is purchased as a pilot test program, installed and evaluated on a small scale (3-10 seats), and, if the evaluation is satisfactory, implemented on a larger project which may involve 10 to 25 developers. Successful implementation in the project may lead to broader acceptance within the organization. The time span from an initial test order to implementation throughout the customer's organization varies depending on the organization and the level of standardization within the individual company, but in very large companies, may take 6 months to a year.

Gross profit increased in the second quarter of fiscal 1998 $198,000 or 137%, to $343,000, from $145,000 in the same quarter of the previous year chiefly due to the increase in product sales. Product cost of sales, as a percentage of revenues, decreased from the same period in the prior year due to an increase in the average revenue per seat for StarTeam Workstation 2.1 and StarTeam Pro Edition 2.1 over StarTeam 2.0, from which product revenue was derived in the prior year.

Cost of products consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product.

There was no consulting service revenue or cost of service revenue during the six months ended September 30, 1997 or for the same period in the previous year due to the discontinuation of the Company's Consulting Division.

Operating expenses increased by approximately $167 thousand or 10% from the same quarter in the previous year. This increase was primarily due to increased research & development efforts, as well as increased product sales efforts related to the market introduction of the StarTeam 2.1 family of products (the ITE product line). Early in the fiscal year that ended March 31, 1997, the Company focused on strengthening its sales and marketing efforts, which included filling key marketing and sales positions as well as increased promotional activities. At September 30, 1996, the Company had 36 employees, which consisted of 11 in sales & marketing, 17 in research & development and 8 in general & administrative. At September 30, 1997, the Company had 48 employees, which consisted of 15 in sales & marketing, 24 in research & development and 9 in general & administrative.

RESEARCH AND DEVELOPMENT EXPENSES. StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products. Overall research and development expenses increased $160 thousand or 45% of the total research & development expenses for the same quarter in the prior year as a result of the increase in development staff. For the six month period, research and development expenses increased $326 thousand or 47% over the same period in the prior year. Research & development staff increased from 17 at September 30, 1996 to 24 at September 30, 1997. As a result, compensation related expenses and recruiting costs increased approximately $263 thousand and $23 thousand, respectively, from the six month period ended September 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general & administrative expenses for the three and six months ended September 30, 1997 increased approximately $58 thousand or 2% and $7 thousand or 1%, respectively, over the same period in the prior year which was mainly the result of the increase in sales and marketing personnel coupled with commissions paid on increased product sales offset by a decrease in marketing expenses. Marketing expenses include advertising, trade shows and other promotional expenses.

INTEREST INCOME
Interest income for Q2 1998 decreased by $55 thousand or 70% from quarter that ended September 30, 1996 due to a decrease in the amount of cash available for investment.

INTEREST EXPENSE
Interest expense for Q2 1998 increased significantly from the same quarter in the prior year due to the 6% Convertible Debenture debt discount amortization, $340 thousand, and interest accrued on the 6% Convertible Debentures, $17 thousand.

OTHER INCOME AND EXPENSE
Other income and expense consists primarily of the amortization of financing costs. The costs of issuing the 6% Convertible Debentures during the quarter are being amortized over the two-year term of the Debentures.

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

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY EFFECT FUTURE RESULTS

The following discussion contains forward-looking statements within the meaning of Sections 21E and 27A of the Securities Exchange Act of 1934. These forward looking statements are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to, the growth rates of certain market segments, the timing of software product introductions, market acceptance of product introductions, the positioning of the Company's products in those segments, price pressures and the rapidly changing competitive environment in the software industry, success in technological advances and their implementation, business conditions and the general economy, the Company's ability to manage its business in its evolution from a development stage company, and the Company's ability to establish strategic alliances. Additional information on these and other risk factors which could affect the Company's financial results is included in the Company's Annual Report for the fiscal year ended March 31, 1997 on Form 10-KSB on file with the Securities and Exchange Commission.

The Company continues its efforts to gain broad market exposure and, in turn, revenue opportunities through, among others, OEM bundling agreements, licensing agreements, and value added reseller ("VAR") and distribution agreements. Management believes that in doing so, the Company will be provided the opportunity to leverage off the market strength of its partners at both the entry level and high end of the market, while selling to the rest of the market through its direct and existing channel sales organizations. During the current quarter the Company signed bundling agreements for Versions 2.0, its entry level product, with Allaire Corporation and PowerBASIC, Inc. as well as several VAR and sales referral agreements.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand as of September 30, 1997 totaled $2.9 million and $5.6 million as of September 30, 1996. At September 30, 1997 the Company had positive working capital of $2.5 million, compared to $5.3 million at September 30, 1996. During the six months ended September 30, 1997, the Company generated $2.8 million from financing activities, including net proceeds of $2.8 million from the private placement of 6% Convertible Debentures and $12 thousand from the exercise of stock options.

During the six months ended September 30, 1997, the Company used $2.6 million for operations, a decrease of approximately $1.1 million over the amount used for operations in the prior year. The decrease was primarily due to the pay down of accounts payable during the six months ended September 30, 1996, which had accumulated in the prior year. Capital expenditures were approximately $64 thousand and $39 thousand during the six months ended September 30,1997 and September 30, 1996, respectively.

StarBase's distributors and direct purchasers are generally permitted a 30-day right to return the software purchased by them. The Company may, on occasion, grant more liberal rights of return to its distributors, particularly where new products or major upgrades are introduced and sales do not meet expectations. Although such returns are generally exchanged for other products or credited against future orders, StarBase may be required to accept major product returns for cash or a credit against accounts receivable. The Company has reserved approximately $52,000 at September 30, 1997 for future returns and other collection issues.

The Company anticipates raising additional funds, between $3 million and $5 million, during the third and fourth quarter of the fiscal year that ends March 31, 1998, through a combination of debt and equity securities. The Company believes that proceeds from the sale of debt and equity securities during fiscal 1998, combined with operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year that ends March 31, 1998. Continuing operations thereafter will depend on cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.

                                     PART II

                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of stockholders on September 24, 1997.

(b)     Pursuant to the election of the eight directors  listed under Item 4 (c)
        (i), Messrs. Farrow, Ginns, Pearce, Sexton, Snedegar and Stow were elected to hold office until the next annual meeting and until their successors are elected and qualified.

(c) The Company's stockholders voted on the following matters:

        (i)Election of six directors.  All six directors nominated were elected.

          --------------------- -------------------- --------------------
                                     Number of            Number of
             Name of Nominee         Votes For          Votes Withheld
          --------------------- -------------------- --------------------
          Donald R. Farrow            9,871,907              31,074
          --------------------- -------------------- --------------------
          Daniel P. Ginns             9,826,539              76,442
          --------------------- -------------------- --------------------
          Phillip E. Pearce           9,877,457              25,524
          --------------------- -------------------- --------------------
          Kenneth A. Sexton           9,877,457              25,524
          --------------------- -------------------- --------------------
          John R. Snedegar            9,877,457              25,524
          --------------------- -------------------- --------------------
          William R. Stow III         9,877,457              25,524
          --------------------- -------------------- --------------------


         (ii)Approval of the selection of Price Waterhouse LLP as the Company's independent auditors for the year ended March 31, 1998. A total of 9,863,132 votes were voted for the selection; 4,516 votes were voted against; and 35,333 votes were withheld.


                                     ITEM 5
                                OTHER INFORMATION

On October 6, 1997, a registration statement on Form S-3 filed by the Company was declared effective by the Securities and Exchange Commission. The registration statement covered 3,104,233 shares of common stock of the Company (including 279,835 shares issuable under outstanding warrants held by the investors) which were issued to investors in eligible private placements. The Company did not receive any of the proceeds from the sale of the shares of common stock by the investors.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


  Exhibit                                                                                                   Ref./
  Number                                       Description Of Document                                      Page
------------   ----------------------------------------------------------------------------------------   ----------

    1.1        Underwriting Agreement between the Company and Dabney/ Resnick, Inc.                          (F)
    3.1        Amended and Restated Certificate of Incorporation of the Company.                             (B)
    3.2        Amended and Restated Bylaws of the Company.                                                   (A)
    3.3        Certificate of Designation, Series C Preferred Stock.                                         (F)
    3.4        Certificate of Amendment of Certificate of Designation, Series C Preferred Stock.             (F)
    4.1        Investor's  Rights  Agreement  date  September  16,  1994 among the Company and certain
               investors.                                                                                    (B)
    4.2        Registration Rights Agreement dated December 15, 1994.                                        (B)
    4.3        Registration Rights Agreement dated December 1995.                                            (E)
    4.4        Registration Rights Agreement dated May 1996.                                                 (D)
    4.5        Registration Rights Agreement dated June 1996.                                                (F)
    4.6        Registration Rights Agreement dated August 18, 1997                                           (I)
    4.7        Registration Rights Agreement dated September 5, 1997                                         (I)
   10.1        Form of Indemnity Agreement for Directors.                                                    (A)
   10.2        Form of Indemnity Agreement for Officers.                                                     (A)
   10.3        Performance  Share Escrow  Agreement,  as amended,  among the Company,  Montreal  Trust
               Company of Canada as Escrow Agent, and certain of the Company's stockholders.                 (A)
   10.4        1996 Stock Option Plan, as amended. (*)                                                       (G)
   10.5        Form of Restricted Stock Issuance Agreement.                                                  (A)
   10.6        Form of Restricted Stock Purchase Agreement.                                                  (A)
   10.7        Forms of Common Stock Subscription Agreements and Warrants used from time to time between the Company and certain of its stockholders in connection with certain equity
               financings, together with a list of equity investors.                                         (A)
   10.8        Forms of Common Stock Subscription Agreement and Warrants used in November 1994
               Private Placement.                                                                            (B)
   10.9        Forms of Common Stock  Subscription  Agreement  and Warrants used in March 1995 Private
               Placement.                                                                                    (C)
   10.10       Regional Prototype Defined Contribution Plan and Trust of the Company. (*)                    (A)
   10.11       Fiscal Agency Agreement between the Company and Canaccord Capital Corporation.                (B)
   10.12       Secured Promissory Note dated July 1, 1995 from William R. Stow III.                          (E)
   10.13       Forms of Preferred  Stock  Subscription  Agreements  and Warrants  used in January 1996
               Private Placement, together with a list of equity investors.                                  (E)
   10.14       Forms of Common Stock  Subscription  Agreement  and Warrants  used in July 1995 Private
               Placement, together with a list of equity investors.                                          (E)
   10.15       Form of Warrant used in the May 13, 1996 Private Placement.                                   (D)
   10.16       Form of Subscription Agreement used in the May 13, 1996 Private Placement.                    (D)
   10.17       Form of  Preferred  Stock  Subscription  Agreement  and  Warrant  used in the June 1996
               Private  Placement,  together with a list of equity investors and placement agent.            (F)
   10.18       Lease dated November 22, 1996 between The Provider Fund and StarBase Corporation,
               for the Company's Irvine, California facilities.                                              (H)
   10.19       Form of Warrant dated August 18, 1997.                                                        (I)
   10.20       Form of Debenture dated August 18, 1997.                                                      (I)
   10.21       Form of Warrant dated September 5, 1997.                                                      (I)
   10.22       Form of Debenture dated September 5, 1997.                                                    (I)
    27         Financial data schedule                                                                       16

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

    (F) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on August 14, 1996.

    (G) Incorporated herein by reference to the Company's Definitive Proxy Statement (file number 0-25612) filed with the Commission on July 29, 1996.

    (H) Incorporated herein by reference to the Company's Form 10-KSB (file number 0-25612) filed with the Commission on June 30, 1997.

    (I) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on September 16, 1997.

           *   Denotes a management contract or compensatory plan or arrangement.




(b)      Reports on Form 8-K

In a report filed on Form 8-K dated August 19, 1997, the Company reported the closing of private placements offering of its 6% Convertible Debentures with an several investors. In addition, the Company reported the completion of a previously announced warrant exchange offer whereby each holder received one share of common stock for every three warrants tendered.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              STARBASE CORPORATION
                                              (Registrant)

NOVEMBER 12, 1997                             /S/ DONALD R. FARROW
------------------                            -----------------------
Date                                          Donald R. Farrow
                                              President and
                                              Chief Operating Officer