Form 10QSB
period 1997-12-31
STARBASE CORP
filed 1998-02-12
CIK 911577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1997


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


Number of shares outstanding as of January 31, 1998: Common Stock:    17,758,431
                                                     Preferred Stock:  1,326,324

Transitional Small Business Disclosure Format:       Yes   |_|     No  |X|

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Balance Sheets at December 31, 1997 (Unaudited)
              and March 31, 1997                                             3

              Statements of Operations (Unaudited) for the three and
              nine month periods ended December 31, 1997 and 1996            4

              Statements of Cash Flows (Unaudited) for the nine month
              period ended December 31, 1997 and 1996                        5

              Notes to Financial Statements (Unaudited)                      6

    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           11

PART II.      OTHER INFORMATION

    ITEM 5.   Other Information                                             14

    ITEM 6.   Exhibits and Reports on Form 8-K                              15

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION
                          (a development stage company)

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)

                                                                                 December 31,         March 31,
                                                                                     1997                1997
                                                                                ---------------     ---------------
                                                                                 (unaudited)


     ASSETS

     Current Assets:
       Cash and cash equivalents                                                $       1,069       $     2,722
       Accounts receivable, net of allowances of $65 and $65                              322               118
       Notes and other receivables                                                        155                83
       Prepaid expenses and deferred charges                                              214               312
       Inventories                                                                         23                34
                                                                                ---------------     ---------------
         Total current assets                                                           1,783             3,269

     Property and equipment, net                                                          681               524
     Note receivable from officer                                                          76                76
     Other non-current assets                                                             152                 7
                                                                                ---------------     ---------------
     Total assets                                                               $       2,692       $     3,876
                                                                                ===============     ===============


     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current Liabilities:
       Accounts payable and accrued liabilities                                 $       1,038       $       885
       Current portion of capital lease obligation                                          9                 -
                                                                                ---------------     ---------------
         Total current liabilities                                                      1,047               885

     Long-term debt:
       Capitalized lease obligation, less current portion                                  40                 -
        6% Convertible Debentures, net of discount of $32                               1,411                 -
                                                                                ---------------     ---------------
         Total long-term debt                                                           1,451                 -

         Total liabilities                                                              2,498               885


     Shareholders' equity:
       Preferred  stock,  $.01 par value;  $0 (December 31, 1997) and $75 (March
         31, 1997) liquidation value; authorized 10,000,000; issued
         and outstanding -0- shares (December 31, 1997) and 25,000 (March                   -                 -
         31, 1997)
       Common stock, $.01 par value; authorized 50,000,000; issued and
         outstanding 16,651,428 (December 31, 1997) and 13,319,487 (March                 166               133
         31, 1997)
      Additional paid-in capital                                                       29,203            26,805
      Deficit accumulated during development stage                                    (29,175)          (23,947)
                                                                                ---------------     ---------------
       Total shareholders' equity                                                         194             2,991
                                                                                ---------------     ---------------
     Total liabilities and shareholders' equity                                 $       2,692       $     3,876
                                                                                ===============     ===============




        The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                          (a development stage company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                                              Sept. 6, 1991
                                                                                                through
                                          Three months ended          Nine months ended        December 31,
                                             December 31,                December 31,            1997
                                       --------------------------  --------------------------
                                           1997          1996          1997          1996     (CUMULATIVE)

                                       ------------- ------------  ------------  ------------ -------------

Revenues:
  Consulting services                  $      -      $      -     $      -       $     -      $   4,430
  Consulting services-related party           -             -             -             -           281
  Products                                  449           307         1,047           456         3,005
  License and royalty                       208            78           314           310           992
  Other                                       -             -             -             -            64
                                       ------------- ------------  ------------  ------------  ------------
    Total revenues                          657           385         1,361           766         8,772

Cost of Sales:
  Consulting services                         -             -             -             -         4,716
  Consulting services-related party           -             -             -             -           289
  Products, licenses and other               14            24            69            52           496
                                       ------------- ------------  ------------  ------------  ------------

    Total cost of sales                      14            24            69            52         5,501
                                       ------------- ------------  ------------  ------------  ------------
Gross margin                                643           361         1,292           714         3,271

Operating Expenses:
  Research and development                  767           393         1,780         1,080        10,836
  Selling, general and administrative     1,422         1,286         3,835         3,641        21,043
                                       ------------- ------------  ------------  ------------  ------------

    Total operating expenses              2,189         1,679         5,615         4,721        31,879
                                       ------------- ------------  ------------  ------------  ------------

  Operating loss                         (1,546)       (1,318)       (4,323)       (4,007)      (28,608)

  Interest income                            25            64            74           186           463
  Interest expense                         (578)           (1)         (939)           (5)       (1,024)
  Other income and expense                  (25)          (11)          (39)          (16)           27
                                       ------------- ------------  ------------  ------------  ------------
  Total interest and other income
    and expense                            (578)           52          (904)          165          (534)

Loss before income taxes                 (2,124)       (1,266)       (5,227)       (3,842)      (29,142)

  Provision for income taxes                  -             2             1             3            12
                                       ------------- ------------  ------------  ------------  ------------

    Net loss                           $ (2,124)     $ (1,268)     $ (5,228)     $ (3,845)     $ 29,154)
                                       ============= ============  ============  ============  ============

Per share data:
  Basic and diluted loss per common
    share                              $   (0.15)    $   (0.10)    $   (0.39)    $   (0.32)

                                       ============= ============  ============  ============

  Weighted average number of
   common shares outstanding             14,448        13,210        13,365        12,053
                                       ============= ============  ============  ============



        The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                          (a development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                     Sept. 6, 1991
                                                                                                        through
                                                                           Nine months ended          December 31,
                                                                              December 31,                1997
                                                                     -------------------------------
                                                                          1997            1996        (cumulative)
                                                                     --------------- --------------- ---------------

Cash Flows from Operating Activities:
  Net loss                                                           $    (5,228)    $    (3,845)    $   (29,154)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                                            168             177             972
    Provision for doubtful accounts and sales returns                         92              54             319
    Loss on disposition of property, equipment and
     capital lease                                                             -              16              99
    Write-down of assets                                                       -               -              50
    Gain on debt restructuring                                                 -               -            (138)
    Recognition of deferred income                                             -            (108)           (370)
    Amortization of financing costs                                           40               -              40
    Amortization of debt discount                                            882               -             882
    Other adjustments                                                          -              27              87
    Changes in assets and liabilities, excluding the effect
     of Non-cash transactions:
      Accounts receivable                                                   (296)           (239)           (640)
      Notes and other receivables                                            (72)           (102)           (226)
      Inventories                                                             11             (22)            (23)
      Prepaid expenses and deferred charges                                   85             (15)           (178)
      Other assets                                                           (32)             11             (63)
      Accounts payable and accrued liabilities                               177            (908)          1,651
                                                                     --------------- --------------- ---------------
Net cash used by operations                                               (4,173)         (4,954)        (26,692)

Cash Flows from Investing Activities:
  Proceeds from disposition of property and equipment                          -               1               7
  Capital expenditures                                                      (256)            (53)         (1,625)
                                                                     --------------- --------------- ---------------
Net cash used by investing activities                                       (256)            (52)         (1,618)

Cash Flows from Financing Activities:
  Proceeds from reverse acquisition                                            -               -           1,402
  Proceeds from sale of preferred stock                                        -           1,021           7,294
  Proceeds from  sale of convertible debentures                            3,100               -           3,100
  Proceeds from issuance of common stock:
    From stock purchase plan                                                   -               -              10
    From public offering                                                       -               -           4,063
    From private placements                                                    -           6,300          10,698
    From exercise of options                                                  12             282             560
    From exercise of warrants                                                  -           1,630           2,654
  Proceeds from convertible subordinated notes                                 -               -             381
  Proceeds from promissory notes                                               -               -           1,083
  Payments on promissory notes                                                 -            (111)           (274)
  Borrowings on line of credit                                                 -               -             664
  Payments on line of credit                                                   -               -            (664)
  Payment of financing related costs                                        (331)         (1,019)         (1,761)
  Payments on capitalized lease obligations                                   (5)              -             (45)
  Loans from officers/directors                                                -               -             365
  Repayment of loans from officers/directors                                   -               -             (75)
  Repayment of (disbursement of) loan to officer                               -               -             (76)
                                                                     --------------- --------------- ---------------
Net cash provided (used) by financing activities                           2,776           8,103          29,379
                                                                     --------------- --------------- ---------------
Net increase (decrease) in cash                                           (1,653)          3,097           1,069
Cash and cash equivalents, beginning of period                             2,722           1,252               -
                                                                     --------------- --------------- ---------------
Cash and cash equivalents, end of period                             $     1,069     $     4,349     $     1,069
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

The interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. Certain prior period balances have been reclassified to conform to current period classifications. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the operating results for a full year.

BASIC AND DILUTED LOSS PER COMMON SHARE
Earnings per common share is calculated by dividing the net loss by the weighted average shares of common stock outstanding excluding 1,418,638 outstanding common shares held in escrow. Common stock equivalents are considered anti-dilutive and are excluded from this calculation.

In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. This statement was adopted by the Company beginning with its quarterly period ended December 31, 1997 and, since the Company is considered a simple capital structure for reporting EPS, previously reported loss per common share data were not affected.

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS
       (In thousands)                           December 31,        March 31,
                                                    1997               1997
                                               ----------------    -------------
       ACCOUNTS RECEIVABLE
       Trade accounts receivable               $      387          $      183
       Less allowance for doubtful accounts           (65)                (65)
                                               ----------------    -------------
                                               $      322          $      118
                                               ================    =============


       PROPERTY AND EQUIPMENT
       Computer hardware                       $    1,004          $      888
       Furniture and fixtures                         237                 164
       Computer software                              267                 132
       Leasehold improvements                          29                  29
                                               ----------------   -------------
                                                    1,537               1,213
       Less accumulated depreciation and
        amortization                                 (856)               (689)
                                               ----------------   -------------
                                               $      681         $       524
                                               ================   =============


       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
       Trade accounts payable                  $      393          $     431
       Accrued professional fees                      148                179
       Accrued wages and bonuses                      179                139
       Other accrued expenses                         318                136
                                               ----------------    -------------
                                               $    1,038          $     885
                                               ================    =============



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

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

The unamortized debt discount, consists of the estimated value of the conversion feature of the Debentures, which is the difference between the fair market value at issuance and the conversion price which is most favorable to the investor, $870 thousand, and the estimated value of the warrants, utilizing the Black Sholes Model, $85 thousand, net of the related amortization and reclassifications to additional paid in capital to date, $883 thousand and $40K, respectively. The debt discount related to the conversion feature and warrant value is being amortized as interest expense over a 90-day period and two-year period, respectively, which commenced on the issuance date of the respective debentures. The face value of the 6% Convertible Debentures and unamortized debt discount at December 31, 1997 are as follows:

                                                          Unamortized
   (in thousands)                        Principal          Discount
                                      --------------     --------------
   6% Convertible Debentures
      (due August 18, 1999)            $        -        $        -

   6% Convertible Debentures
      (due September 5, 1999)               1,443                32
                                       --------------    --------------
          Total                        $    1,443        $       32
                                       ==============    ==============

As of December 31, 1997, $1.7M face value of the 6% Convertible Debentures plus interest has been converted into 1,596,820 shares of the Company's common stock.


5.   EQUITY TRANSACTIONS

PRIVATE PLACEMENTS
The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Of the preferred stock, 2,500,000 shares have been designated as Series B Preferred Stock, of which no shares are issued and outstanding at December 31, 1997, and 366,666 shares have been designated as Series C Preferred Stock, of which no shares are outstanding at December 31, 1997.

During June 1996, the private placement of Series C Preferred Stock was completed. In this private placement, 365,496 Units were issued, each Unit consisting of one share of Series C Preferred Stock and one non-transferable warrant to purchase one share of common stock. The warrants are exercisable at $2.50 per share through January 31, 1998, after which date the warrants expire. The Series C Preferred Stock is not redeemable and has a liquidation preference of $3.00 per share. The holders of Series C Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company or for any other purpose. Each share of Series C Preferred Stock is convertible, at the option of the holder, at any time into the Company's common stock, of which the conversion rate will be determined by dividing $3.00 by the Conversion Price. The Conversion Price shall be the lesser of (a) $3.00 per share or (b) 80% of the average closing bid price of the common stock as reported by Bloomberg, L.P. for shares traded in the United States for the five consecutive trading days preceding the conversion date. As of December 31, 1997, all 365,496 shares of Series C Preferred Stock issued had been converted into 572,851 shares of common stock.

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

                              STARBASE CORPORATION
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

WARRANTS
Warrant activity for the nine month period ended December 31, 1997 is as follows:

                                                                 Warrant Price
                                                  Shares            Per Share
                                             ------------------- ---------------

Outstanding at March 31, 1997                      4,833,534

Granted                                              199,835        US$1.58-
                                                                      $1.80
Exercised (converted)                             (4,743,534)      CDN$2.51-
                                                                    US$2.00
Expired                                              (10,000)      CDN$3.51
                                             -------------------
Outstanding at December 31, 1997                     279,835
                                             ===================


6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                             Nine months
                                                          Ended December 31,
                                                     ---------------------------
  (In thousands)                                        1997             1996
                                                     -----------    ------------

  Interest paid                                      $      6       $       20
Income taxes paid                                           1                1

Non-cash investing and financing transactions:
  Conversion of Series B Preferred Stock to
     common stock                                           -               22
  Conversion of Series C Preferred Stock to
     common stock (Note 5)                                  2                3
  Conversion of promissory notes to Series C
     Preferred  Stock                                       -               75
  Conversion of notes payable to equity                     -              153
  Common stock issued in 3-for-1 warrant
     conversion  (Note 5)                                  15                -
  Common stock issued for non-cash consideration            -               28
  Treasury stock retired, 6,261 commons shares              -               21
  Equipment purchased under capitalized lease              54                -

7.   COMMITMENTS AND CONTINGENCIES

The Company leases its office space, under a non-cancelable operating lease expiring in February 1999, as well as certain of its office equipment. Minimum rental commitments under lease agreements at December 31, 1997 are as follows:

                                                   Non-cancelable
Year ending March 31,                             Operating Leases
                                                 --------------------
                                                    (in thousands)
1998                                             $              67
1999                                                           197
2000                                                            23
2001                                                            22
2002                                                            19
2003                                                             -
                                                 ====================
Total payments                                   $             328
                                                 ====================



8.    SUBSEQUENT EVENTS

During January 1998, five investors converted $973 thousand and $500 thousand face value of the 6% Convertible Debentures plus accrued interest into 1,107,003 shares of the Company's common stock and 384,715 shares of the Company's preferred stock.

On January 8, 1998, two investors purchased 600,000 Units and 341,609 Units of the Company's Series D Preferred Stock and Series E Preferred Stock, respectively, at $1.25 per share. Each Series D Preferred Unit consists of one share of the Company's Series D Preferred Stock and one non-transferable warrant to purchase a 0.4166 share of the Company's common stock, exercisable at $1.25 per share through January 8, 2003. Each Series E Preferred Unit consists of one share of the Company's Series E Preferred Stock and one non-transferable warrant to purchase a 0.5 share of the Company's common stock, exercisable at $1.80 per share through the first anniversary of the issuance date of the warrants and thereafter at $2.00 per share through the second anniversary of the issuance date of the warrants

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Total revenue increased in the nine month period ended December 31, 1997 $595,000 or 78%, to $1,361,000, from $766,000 in the same nine month period of the previous year due to the increase in product revenue, $591,000 or 130%, and license and royalty revenue from the Company's Roundtable product, $4,000 or 1%. The increase in product revenue has been favorably affected by the April 1997 release of the StarTeam 2.1 family of products, which include enhanced security, encryption capability across the Internet and advanced configuration management.

Product revenue to date has been limited by a number of factors, including the introductory cycle for new software development tools such as StarTeam. StarTeam is a new software product line whose target market consists of technical software professionals (developers, testers, etc.). Marketing to technical professionals is an educational process. The typical sales cycle, commencing with an initial test order to implementation throughout the customer's organization, may take 6 months to a year or more, depending on the size of the organization. Although StarTeam 1.0 was introduced in January 1996, followed by StarTeam 2.0 in late August of 1996. Sufficient working capital was not available to support a StarTeam 1.0 marketing and sales program. The StarTeam
1.0 marketing strategy was therefore to sell the product to strategic customers, who, with a successful initial experience, had the potential to generate significant additional business. In June 1996, sufficient working capital was raised through a private placement to support a marketing and sales program for StarTeam 2.0 that focused on seeding the market by targeting several hundred companies for initial sales of StarTeam. Commercial shipments of StarTeam 2.0 and StarTeam 2.1 began in the final week of August 1996 and April 1997, respectively. In addition, Versions 2.0 sales commenced during the final week of December 1996.

Gross profit increased in the third quarter of fiscal 1998 $282,000 or 78%, to $643,000, from $361,000 in the same quarter of the previous year chiefly due to the increase in royalty revenue and product sales. Product cost of sales, as a percentage of revenues, decreased from the same period in the prior year due to an increase in the average revenue per seat for StarTeam Workstation 2.1 and StarTeam Pro Edition 2.1 over StarTeam 2.0, from which product revenue was derived in the prior year.

Cost of products consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product.

There was no consulting service revenue or cost of service revenue during the nine months ended December 31, 1997 or for the same period in the previous year due to the discontinuation of the Company's Consulting Division.

Operating expenses increased by approximately $510 thousand or 30% from the same quarter in the previous year. This increase was primarily due to increased research & development efforts, as well as increased product sales efforts related to the market introduction of the StarTeam 2.1 family of products (the ITE product line). At December 31, 1996, the Company had 40 full-time employees, which consisted of 14 in sales & marketing, 19 in research & development and 7 in general & administrative. At December 31, 1997, the Company had 54 employees, which consisted of 15 in sales & marketing, 30 in research & development and 9 in general & administrative.

RESEARCH AND  DEVELOPMENT  EXPENSES.  Research &  development  expenses  include personnel and other such direct and overhead expenses incurred in the development of the Company's products. StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products. Overall research and development expenses increased $374 thousand or 95% of the total research & development expenses for the same quarter in the prior year as a result of the increase in development staff. For the nine month period, research and development expenses increased $700 thousand or 65% over the same period in the prior year. Research & development staff increased from 19 at December 31, 1996 to 30 at December 31, 1997. In addition, the Company has increased its utilization of organizations providing development services. As a result, compensation related expenses, contract programming costs and recruiting costs increased approximately $498 thousand, $89 thousand, and $56 thousand, respectively, from the nine month period ended December 31, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general & administrative expenses for the three and nine months ended December 31, 1997 increased approximately $136 thousand or 11% and $194 thousand or 5%, respectively, over the same period in the prior year which was mainly the result of the increase in sales and marketing personnel coupled with commissions paid on increased product sales offset by a decrease in marketing and public relations expenses. Marketing expenses include advertising, trade shows and other promotional expenses.

INTEREST INCOME
Interest income for Q3 1998 decreased by $39 thousand or 61% from quarter that ended December 31, 1996 due to a decrease in the amount of cash available for investment.

INTEREST EXPENSE
Interest expense for Q3 1998 increased significantly from the same quarter in the prior year due to the 6% Convertible Debenture debt discount amortization, $542 thousand, and interest accrued on the 6% Convertible Debentures, $34 thousand.

OTHER INCOME AND EXPENSE
Other income and expense consists primarily of the amortization of financing costs. The costs of issuing the 6% Convertible Debentures during the quarter which ended September 30, 1997 are being amortized over the term of the Debentures.

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

The Company continues its efforts to gain broad market exposure and, in turn, revenue opportunities through, among others, OEM bundling agreements, licensing agreements, and value added reseller ("VAR") and distribution agreements. Management believes that in doing so, the Company will be provided the opportunity to leverage off the market strength of its partners at both the entry level and high end of the market, while selling to the rest of the market through its direct and existing channel sales organizations. During the current quarter the Company signed a sales and distribution agreement with Ingram Micro, Inc., an international distribution agreement with Direct Solution LTD, as well as a bundling agreement for Versions 2.0, its entry level product, with NetDynamics Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand as of December 31, 1997 totaled $1.1 million and $4.3 million as of December 31, 1996. At December 31, 1997 the Company had positive working capital of $0.7 million, compared to $4.1 million at December 31, 1996. During the nine months ended December 31, 1997, the Company generated $2.8 million from financing activities, including net proceeds of $2.8 million from the private placement of 6% Convertible Debentures and $12 thousand from the exercise of stock options.

During the nine months ended December 31, 1997, the Company used $4.2 million for operations, a decrease of approximately $0.8 million over the amount used for operations in the prior year. The decrease was primarily due to the pay down of accounts payable during the nine months ended December 31, 1996, which had accumulated in the prior year. Capital expenditures were approximately $256 thousand and $53 thousand during the nine months ended December 31,1997 and December 31, 1996, respectively.

StarBase's distributors and direct purchasers are generally permitted a 30-day right to return the software purchased by them. The Company may, on occasion, grant more liberal rights of return to its distributors, particularly where new products or major upgrades are introduced and sales do not meet expectations. Although such returns are generally exchanged for other products or credited against future orders, StarBase may be required to accept major product returns for cash or a credit against accounts receivable. The Company has reserved approximately $65,000 at December 31, 1997 for future returns and other collection issues.

The Company anticipates raising additional funds, between $3 million and $5 million, during the fourth quarter of the fiscal year that ends March 31, 1998, through a combination of debt and equity securities. The Company believes that proceeds from the sale of debt and equity securities during fiscal 1998, combined with operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year that ends March 31, 1998. Continuing operations thereafter will depend on cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.

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

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits



  Exhibit                                                                                                   Ref./
  Number                                       Description Of Document                                      Page
------------   ----------------------------------------------------------------------------------------   ----------

    1.1        Underwriting Agreement between the Company and Dabney/ Resnick, Inc.                          (D)
    3.1        Amended and Restated Certificate of Incorporation of the Company.                             (B)
    3.2        Amended and Restated Bylaws of the Company.                                                   (A)
    3.3        Certificate of Designation, Series D Preferred Stock, dated January 8, 1998.                  (H)
    3.4        Certificate of Designation, Series E Preferred Stock, dated January 8, 1998.                  (H)
    4.1        Investor's  Rights  Agreement  date  September  16,  1994 among the Company and certain
               investors.                                                                                    (B)
    4.2        Registration Rights Agreement dated August 18, 1997.                                          (G)
    4.3        Registration Rights Agreement dated September 5, 1997.                                        (G)
    4.4        Registration Rights Agreement (Series D Units).                                               (H)
    4.5        Registration Rights Agreement (Series E Units).                                               (H)
   10.1        Form of Indemnity Agreement for Directors.                                                    (A)
   10.2        Form of Indemnity Agreement for Officers.                                                     (A)
   10.3        Performance  Share Escrow  Agreement,  as amended,  among the Company,  Montreal  Trust
               Company of Canada as Escrow Agent, and certain of the Company's stockholders.                 (A)
   10.4        1996 Stock Option Plan, as amended. (*)                                                       (E)
   10.5        Form of Restricted Stock Issuance Agreement.                                                  (A)
   10.6        Form of Restricted Stock Purchase Agreement.                                                  (A)
   10.7        Regional Prototype Defined Contribution Plan and Trust of the Company. (*)                    (A)
   10.8        Secured Promissory Note dated July 1, 1995 from William R. Stow III.                          (C)
   10.9        Forms of Preferred  Stock  Subscription  Agreements  and Warrants  used in January 1996
               Private Placement, together with a list of equity investors.                                  (C)
   10.10       Lease dated November 22, 1996 between The Provider Fund and StarBase  Corporation,  for
               the Company's Irvine, California facilities.                                                  (F)
   10.11       Form of Warrant dated August 18, 1997.                                                        (G)
   10.12       Form of Debenture dated August 18, 1997.                                                      (G)
   10.13       Form of Warrant dated September 5, 1997.                                                      (G)
   10.14       Form of Debenture dated September 5, 1997.                                                    (G)
   10.15       Form of Subscription Agreement, Series D Preferred Stock.                                     (H)
   10.16       Form of Warrant (Series D Units)                                                              (H)
   10.17       Form of Securities Purchase Agreement (Series E Units)                                        (H)
   10.18       Form of Warrant (Series E Units)                                                              (H)
    27         Financial data schedule

-------------------------

    (A) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (file number 33-68228) filed with the Commission on November 2, 1993.

    (B) Incorporated herein by reference to the Company's Registration Statement on Form 10 (file number 0-25612) filed with the Commission on February 23, 1995.

    (C) Incorporated herein by reference to the Company's Form 10-K, as amended, (file number 0-25612) filed with the Commission on July 1, 1996.

    (D) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on August 14, 1996.




    (E) Incorporated herein by reference to the Company's Definitive Proxy Statement (file number 0-25612) filed with the Commission on July 29, 1996.

    (F) Incorporated herein by reference to the Company's Form 10-KSB (file number 0-25612) filed with the Commission on June 30, 1997.

    (G) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on September 16, 1997.

    (H) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on January 12, 1998.


           *  Denotes a management contract or compensatory plan or arrangement.




(b)      Reports on Form 8-K

In a report filed on Form 8-K dated January 12, 1998, the Company reported the commencement of two private placements offering up to 2.8 million units, each unit consisting of either of the Company's Series D or Series E preferred stock and warrants to purchase shares of the Company's common stock.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    STARBASE CORPORATION
                                                       (Registrant)

FEBRUARY 12, 1997                                   /S/ DONALD R. FARROW
------------------                                   -------------------------
Date                                                 Donald R. Farrow
                                                     President and
                                                     Chief Operating Officer