Form 10KSB
period 1998-03-31
STARBASE CORP
filed 1998-07-02
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1998


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

                               Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's revenues for its most recent fiscal year: $2,139,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1998, based on the closing price as reported by NASDAQ was $ 37,611,000.

Number of shares outstanding as of May 31, 1998: Common Stock: 18,645,726

Documents Incorporated by Reference: Proxy Statement for 1998 Annual Shareholders' Meeting; Part III.

================================================================================

                                TABLE OF CONTENTS

Part I................................................................................  3
  Item 1. Business....................................................................  3
    Company Formation and Acquisition.................................................  3
    Company and Product History.......................................................  3
    Market Background for ITE Products................................................  5
    The Market Opportunity............................................................  6
    Market Size.......................................................................  9
    Industry Background...............................................................  9
    StarBase Strategy................................................................. 11
    StarBase ITE Products............................................................. 12
    Competition....................................................................... 15
    Marketing and Sales............................................................... 17
    Proprietary Rights................................................................ 19
    Employees......................................................................... 19
    Forward Looking Statements........................................................ 20
    Risk Factors...................................................................... 20
  Item 2. Properties.................................................................. 20
  Item 3. Legal Proceedings........................................................... 21
  Item 4. Submission of Matters to a Vote of Security Holders......................... 21
Part II............................................................................... 22
  Item 5. Market for Registrant's Common Equity....................................... 22
  Item 6. Management's Discussion and Analysis of Financial Condition
    and Results of Operations......................................................... 22
    Results of Operations............................................................. 24
    Liquidity and Capital Resources................................................... 25
    The Year 2000..................................................................... 26
    New Accounting Standards.......................................................... 26
  Item 7. Financial Statements........................................................ 27
    Report of Independent Accountants................................................. 28
    Balance Sheets.................................................................... 29
    Statements of Operations.......................................................... 30
    Statements of Cash Flows.......................................................... 31
    Statements of Shareholders' Equity................................................ 32
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................ 43
Part III.............................................................................. 44
  Item 9. Directors and Executive Officers of The Registrant.......................... 44
  Item 10. Executive Compensation..................................................... 44
  Item 11. Security Ownership of Certain Beneficial Owners and Management............. 44
  Item 12. Certain Relationships and Related Transactions............................. 44
Part IV............................................................................... 45
  Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........... 45
    (a)   (3) Exhibits With Each Management Contract or Compensatory Plan
    or Arrangement Required to be Filed Identified.................................... 45
    (b)   Reports on Form 8-K......................................................... 45
    (c)   Exhibits.................................................................... 45


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

In addition, management concluded that the StarBase ITE products would find a much larger customer base if they could be broadened to encompass non-programming professionals. The Company's long term marketing plan was therefore redirected toward enterprise product development teams, including teams involved in the development of architectural drawings, product design, complex document creation, software programming, etc. At this time, the Company is not aware of products that adequately address these needs and believes that an extended ITE product line based on StarTeam may provide a solution. The Company recently began the refinement of its ITE products for usage by non-programming professionals.

The release of StarTeam 1.0 allowed the Company test the premises upon which it had built the product, and the reception of the product seemed to indicate that those premises were valid. The Company believes that further findings since the initial release of the product corroborated the initial product strategy and contributed additional data points that helped shape the product's evolution:

1. The typical size of a group deploying IDE's and development tools on the desktop has been estimated by existing research to be between 15 and 25 users, while the number of people involved in developing and/or maintaining any individual client/server application was much larger. These numbers support the need to provide inter-group and inter-functional collaboration.

2. The growing importance of distributed, multi-functional initiatives as a way of delivering mission-critical applications faster and more reliably also corroborated the importance of integrating technical collaborators (i.e., designers, documentation, outsourcers, management, customers, etc.) into the application development routine.

3. Analysis of the development tools market showed high penetration of two leading version control products, Visual SourceSafe (Microsoft) and PVCS (Intersolv). Those tools, deployed primarily at the group level, constitute a foundation on which technical collaboration can be built, since the context that developers and technical collaborators share is based on access to elements of the IT application inventory, which must be secured and managed.

4. Finally, the increased acceptance of Microsoft NT as the platform of choice for deploying application servers increases the opportunity for vendors that can effectively support the Windows development environment in a distributed info-structure.

Based on this data and other analysis, the Company adjusted the product direction towards:

1. Delivering increased technical collaboration addressing first and foremost the needs of the development group, but also bringing together those who are not software engineers.

2. Supporting distributed, multi-functional teams first and foremost through the product's computing architecture, by providing robust, scalable and standards-based client-server solutions in order to address issues of enterprise-wide scalability.

3. Implementing native and highly integrated support for a Windows-centric development environment, with full access from other platforms from industry-standard JAVA-compliant platforms.

4. Providing transparent support for and interoperation with the leading version control products (PVCS and Visual SourceSafe).

5. Building its technical collaboration products on top of a fully distributed architecture, optimized to provide access on the local area network (LAN), wide area network (WAN), public Internet backbone (TCP/IP networks) and the World Wide WEB (from a standard browser).

6. Pursuing a high level of integration between common software life cycle disciplines (e.g., change request management), collaborative functionality (e.g., threaded conversations piece) and other tools, whether from a third party or developed in-house, through a highly standardized set of interfaces based on industry-leading technologies such as ODBC, COM and JAVA.

As a result, the initial product evolved through its next major releases:
StarTeam 2.0, a group-oriented technical collaboration solution, and StarTeam 3.0, a robust, scalable product built to satisfy the technical collaboration needs of complete enterprises. As the product matured, so did its architecture, its highly integrated functionality, its scalability and its support for distributed environments. StarTeam 3.0 represents a highly sophisticated product built around industry standards, with a robust and scalable repository and with a high level of functional integration and ease of use. As a result, StarTeam has gathered very strong coverage from trade publications, industry awards and significant coverage from industry research analysts.

MARKET BACKGROUND FOR ITE PRODUCTS

Currently, software development teams have difficulty building quality application software on time and within budget. Management believes that more than half of the software development projects initiated by large companies will cost significantly more than estimated, and will be delivered much later than originally committed. The software industry has thus far addressed this problem by offering more programmer development tools that are easier to use.

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

Many team technologies for personal computers began to appear in the 1980's, such as software configuration management ("SCM") for the management of team programming code, collaboration tools that provided electronic discussion facilities, project management, work flow and defect tracking. It was then becoming widely recognized that team process tools offered significant productivity improvements. Workflow studies began to show that team productivity is primarily dependent on the rapid transfer of information and the sharing of working context and work between team members. Admittedly, the reduction of task time in a software project through individual programmer productivity improvements incrementally reduces the overall process time, but improvements by orders of magnitude can be attained through team process improvements. Thus, the Company concluded that team-oriented development tools in general, and ITEs that reduce the time to transfer information and facilitate workflow between team members in particular, are an important solution to the software development productivity problem.

THE MARKET OPPORTUNITY

Windows95,Windows NT and UNIX Software Development.
---------------------------------------------------
Management believes that there is a substantial amount of research indicating that application development responsibility is increasignly shared by the MIS organization and other operating divisions of corporations that develop distributed applications with components running on the de-facto desktop standard, Microsoft Windows. In response to this trend, software companies are offering a new generation of object-oriented, client-side development tools to satisfy these departmental desktop application development needs.

Current trends identified by leading industry research organizations also show increasing adoption of Windows NT as an application server. This trend, together with the one described in the paragraph above, seems to corroborate very sustained demand for tools that are highly integrated with the Windows environment and which can also be accessed from other platforms.

Moreover, the movement of application development to corporate operating divisions, in combination with the tools that enable the rapid development and deployment of applications, has resulted in smaller, multi-disciplinary teams. These teams not only include programmers and testers, but individuals from the operating segment who develop the requirements for an application or, in the end, are the actual users. Corporate initiatives such as e-commerce, WEB development and others are creating a sustainable model of groups such as illustrators, content providers, reviewers, clients, outsourcers and even clients participating intensely in the deployment and maintenance of applications.

SCM products address one aspect of team productivity focused on the software developer, the check-in and check-out of software code and documents and the maintenance of these in a secure repository. SCM products are used to manage and to maintain the software code and documents during the development of software applications. However, neither IDE nor SCM tools were designed to address critical team productivity issues such as technical collaboration between team members to resolve design issues, determine functional specifications or discuss software defects, or integration of content providers into the development of WEB-based applications. Automated workflow between team members to reduce cycle time is also not addressed by these products. Yet, these are all critical team productivity issues.

The StarTeam products augment and complement existing IDEs and are built on an SCM foundation. The SCM component of StarTeam is also a standalone product called Versions. StarBase is significantly participating in the IDE market through strategic alliances and OEM license agreements with many of the major IDE vendors, offering Versions 2.0 as an integral component of their IDE. StarBase expects the IDE integrated Versions 2.0, offered to such major vendors, to create upsell and market pull-through for the more complete StarTeam product. StarTeam also extends SCM and ITE capabilities to other members of the project team who do not use professional application development tools. A more detailed description of the OEM strategy and specific contracts can be found in the Marketing and Sales section of this document.

Internet Development
--------------------
In the latter half of 1996, StarBase introduced an add-on product, StarTeam Web Connect, that extended StarTeam 2.0 for use with Internet and intranet servers (intranet is the use of Internet technology inside a company but not connected through the Internet). In April 1997 StarTeam Web Connect was combined with StarTeam Server to create one product named StarTeam VirtualTeam Server. StarTeam VirtualTeam Server builds on all the integrated capabilities of StarTeam and adds a set of features aimed specifically at web content developers and web site managers. Through StarTeam VirtualTeam Server, web content authors, web masters, graphic artists and other contributors can manage their web page development files into a StarTeam project and easily control the publishing of their web pages. Web site visitors are able to directly report problems and hold electronic conversations about each file published.

The growth of the Internet and intranet markets represent a new alternative in the manner that enterprises develop and disseminate internal and external information. Currently most changes to a corporate web site must go through a web master or web administrator, and yet it is typical for those changes to come from collaborators of multiple functional areas and levels of technical expertise. When considered as a team, it is important to note that out of that diverse audience (e.g., content providers, Marketing, designers, illustrators, JAVA and HTML developers, editors, help desk, Sales, etc.) only a minority are traditional developers. As more companies find themselves communicating and doing business over the Internet or corporate intranets, the need for tools to support this unique type of development becomes critical. With tools such as StarTeam VirtualTeam Server, authorized users can access detailed audit trails of development, check files in and out for editing, and retrieve past versions of web site files. Using StarTeam VirtualTeam Server, these users can send information directly to a web site, easing the burden for web administrators. Without a product such as StarTeam VirtualTeam Server, it is difficult to control the configuration of a web site, leading to invalid hyperlinks and inconsistent information. Additionally, as web pages are constantly undergoing change and updates, maintaining version control of web page information prevents potentially costly information errors.

Traditional Software Configuration Management (SCM)
---------------------------------------------------
The traditional SCM market has been defined as a technical, extremely specialized and intrusive technology, targeted to large groups of developers, concentrated both geographically and functionally. This market has evolved historically following major discontinuities created by operating platforms (i.e., mainframe library managers, UNIX technical SCM tools and PC SCM tools) and management philosophy (i.e., production control oriented on the mainframe, process-management oriented on UNIX, and productivity-driven on the PC and Local Area Network).

Those discontinuities in platform and management strategies created opportunity for several vendors to secure leading positions in each of those segments. StarBase management believes that two powerful forces are creating new discontinuities in this market, and also that those discontinuities create opportunities for the Company's offering:

1. Globalization of the corporate info-structure: Technical collaborators, tools and environments that allow corporate IT to deliver information services (i.e., the "info-structure') are fast becoming totally global and distributed. That is, it is becoming increasingly harder to find all people working on a single application or mission-critical asset working in the same location. This trend favors StarBase because the Company's products have, for the last two years, supported fully and extensively distributed use across geographical locations, and have been highly optimized for those scenarios. Existing SCM products are only now starting to deliver similar functionality, however, they are impaired by older product architectures that are hard to change without sacrificing continuity for existing customers.

2. Diversification of the development function: Traditional SCM tools were developed for highly specialized, highly technical groups of developers. In that context, loss of productivity by the need to extensively train users and modify existing processes was not significant. However, the new collaborative development function is evolving towards a scenario of multiple functional groups, in which extensive training and modification of existing processes become critical impediments. Management believes it is not reasonable to assume that groups from different functional backgrounds and with very different corporate objectives would assume such productivity losses just to be able to collaborate with application developers. Management also believes this trend also favors the StarBase products, which have been consistently rated as the easiest to use and implement in its product category, as demonstrated by the large number of the product's users who are not traditional application developers.

Year 2000 compliance efforts
----------------------------
Many automated elements of the corporate infrastructure are under severe distress, caused by the inevitable occurrence of the Year 2000 ("Y2K"). On January 1, 2000, most time calculation routines embedded in software applications, embedded chips, firmware and every other conceivable form of calculation unit will face a major potential crisis. Programmers, designers and engineers have for many years fell into a very common oversight: that of representing years just by the last two digits. The problem is, when considering only the last two digits of a year, the year 1999 becomes "99", and the year 2000 becomes "00": the later year becomes, for a numeric processor, "previous" to its predecessor (i.e., "00" is less than "99"). This apparently trivial problem, combined with intricacies of leap year calculation that occur only every 4 years, can have dramatic impact. When multiplied by millions of lines of code, millions of embedded systems, and dependencies between systems that span the globe across different companies and services, the Year 2000 can bring substantial problems. Management believes that well over 50% of computing budgets for the years between 1998 and 2000 will be allocated to addressing the Y2K problem.

As a result of this significant risk exposure, most global corporations embarked with different levels of expediency into corporate initiative called "Year 2000 remediation", or "Year 2000 compliance". These efforts concentrated initially in modernizing legacy software applications, expanding the opportunity for StarTeam and its robust software configuration management and technical collaboration functionality. This is especially the case since fixing a software application to make it Year 2000 compliant involves going through every single piece of existing code, up to millions of individual lines, finding date calculation routines, evaluating them and fixing them. Such a process generates large numbers of versions for large numbers of individual software programs, therefore creating needs for SCM.

When the problem expanded from software to embedded systems, dependent systems and basic infrastructure, other problems started to appear: those of creating repositories of record where the thousands of individual compliance efforts could be managed, tracked and centralized. This problem of compliance and contingency management is intrinsically distributed (spanning the complete global companies' infrastructure), collaborative (multiple owners for multiple types of assets, all feeding information to each other), and of very high value point (because of the legal liability that corporations incur unless they can prove adequate due diligence). Those are the typical parameters of problems addressed by StarTeam, and thus StarBase decided to utilize StarTeam technology as the foundation for a product specifically targeted to Program Management Offices that are responsible for managing large-scale initiatives such as the Year 2000, conversion to the Euro unified currency and others. In late fiscal 1998, StarTeam 2000 entered into beta testing was subsequently released in June 1998. StarTeam 2000 addresses compliance tracking, contingency management and liability contention through the maintenance of a centralized repository of record that operates together with the StarTeam Professional ITE.

As of the time of its release, the Company knows of no competitive solutions with functionality comparable to that of StarTeam 2000. Management believes that current research indicates that only 10% of global companies have full Y2K contingency planning in place as of June 1998, and that over 40% of global companies have experienced some sort of Y2K impact. Based on this and other research data, StarBase expects demand for the StarTeam 2000 product to rise sharply in the next two years, sustaining even further growth as the Euro conversion initiative extends into most global companies.

The four market opportunities described above have convinced StarBase to follow a simple inside-out strategy based on product strength and expansion from a developers-only environment (i.e., the corporate info-structure core) to outer layers of that info-structure, such as technical collaborators and the Program Management Office.

Product strength is defined by StarBase as the unique combination of superior functionality (i.e., better), extreme ease of use (i.e., faster to deploy) and pricing designed to facilitate enterprise-wide deployment (i.e., less expensive).

As for market development, StarBase considers the info-structure to be constructed like an onion-skin of concentric market segments: traditional application development environment in the core, technical collaborators around it, Program Management and Project Management Offices even further out, and finally the office environment in the outmost layer.

Based on product superiority and careful execution, the Company believes that it can first take a commanding initiative-based lead in the core segment (software developers) by becoming the SCM solution of choice for emerging NT-centric, client/server, highly distributed development environments. From there on, the Company will integrate outer layers by leveraging StarTeam's technical collaboration architecture.

MARKET SIZE

According to a report by International Data Corporation (IDC), the market for SCM grew 32% to $462 million in 1997. Management believes that the SCM market is currently subject to major stress and discontinuities, such as the need of supporting globally distributed teams and the requirement to integrate non-developer technical collaborator, both of which are comprehensively addressed by the currently available StarTeam products.

StarTeam also integrates tools from other markets such as defect tracking and project management, thus bringing under the same realm not only software developers but also technical collaborators (designers, documentation staff, content providers, and so on) which historically have not participated in the traditional SCM market. Thus, StarBase has the potential to secure market share beyond SCM. Precise market size and potential for StarBase products beyond SCM have not been fully developed, partly because the Company's product cross traditional market boundaries (e.g., software configuration management, collaboration, workflow and project management) and also because the Company believes that technical collaboration will fast become a market in and of itself.

Furthermore, market size information for web site development and white-collar development teams is not available. The Company believes that these new markets are potentially much larger than the traditional SCM market.

Finally, management believes that its Y2K efforts will allow the Company to extend its market potential even further, without the need to deviate from its core competency or the need to divide its efforts between different target markets.

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

Object-Oriented IDEs Address Part of the Problem
------------------------------------------------
Object-oriented technology advances a new, more effective approach to developing software applications. This technology allows programmers to represent business models in software applications that closely correspond to real-world business relationships. Object-oriented programming is based on constructing software in terms of building blocks called objects. These objects, which may be simple or complex, can be defined and modified independently, used as-is in new applications or extended to create new functionality. As a result, object-oriented technology offers substantial productivity gains for developers.

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

ITE Products Complete the Solution
----------------------------------
Object-oriented software development methods have substantially changed the manner in which development teams operate. Team members now utilize re-usable components rather than develop code from the ground up. Teams are now typically smaller in size and require better communication among their members. Teams are often formed on an as-needed basis to produce applications that directly address the defined business needs.

Many vendors are delivering object-oriented or hybrid tools that provide enhanced individual programmer productivity. They are focused on traditional enabling technologies, such as C++ compilers, debuggers, browsers, RDBMS, 4GL, and cross-platform development tools, among others. By contrast, the Company is focused on products that enable multiple programmers to increase productivity within a team environment. The Company believes that its new approach to Windows and Internet application development has created a new product category with a focus on integrating the team into a collaborative, efficient workflow environment. Furthermore, StarBase's ITE products bind together many of the individual object oriented and hybrid tools into a collectively more powerful application development environment.

The most important attribute for an effective team-oriented tool is that it be unobtrusive. That is, it needs to deliver only the work that needs to be acted upon. Programmer productivity is significantly reduced when concentration is interrupted by team administrative tasks or meetings. Nonetheless, programmers need to share information in order to collaborate effectively. At the same time, managers need to know the status of work-in-process in order to make decisions. StarBase products are intended to enable uninterrupted programmer productivity by offering electronic collaboration, automatic workflow routing and on-line access to project status.

The Company believes that ITEs that integrate into an IDE as a component are more effective than using non-integrated tools in combination. In particular, the Company believes users achieve greater functionality and programmer productivity using an ITE that is fully integrated into the IDE environment than can be achieved with separate, non-integrated ITE components such as version control, defect tracking and electronic diescussions. As evidenced by Visual Basic, Visual C++, Delphi, PowerBuilder, and others, the software industry is quickly moving toward IDEs that offer integrated development tools within the programmers environment. StarTeam complements the industry's direction through the high level of integration of its ITEs into the leading IDE. StarTeam components are intended to extend the tool set found within industry leading IDEs. To date, the Company is not aware of any other vendor that has achieved this level of integration in its product.

STARBASE STRATEGY

StarBase's strategy is to deliver technical collaboration solutions that facilitate managing mission-critical IT assets. The Company seeks to develop products that are easy to use, offer "best-of-breed" functionality at attractive prices, feature familiar user interfaces, and deliver a high degree of integration. In developing its products, the Company relies on a combination of internal product development efforts, complementary technologies and products from third parties.

The Company believes that it is first to market with an ITE product line that is overall "best-of-breed". The Company is striving to evolve the products so that each major integrated component is "best-of-breed" and so that the architecture also allows the integration of "best-of-breed" components from other companies. The Company believes it can thereby establish and maintain significant market share, achieve profitability without sacrificing long-term growth opportunities and deliver products that offer significant real value to the customer by containing the cost of development.

The key elements of the Company's strategy are to:

        Achieve Early Market Acceptance and Awareness. A vital part of the Company's overall strategy in fiscal 1997 and 1998 involved achieving both industry/customer awareness and credibility in preparation for the Company's 1998 product launch of its StarTeam 3.0 ITE platform. The Company believes that this was achieved. By the end of calendar 1997, a solid foundation of more that 800 customers was established through the introduction of the initial StarTeam product line, product recognition awards from the industry, and the successful expansion of the reseller, direct, OEM and international channels.

        Establish a Unique Market Position with the Introduction of StarTeam
        3.0. The Company believes StarTeam 3.0 offers improvements over other available products unmatched by any individual competitor. The Company is not aware of any commercially available team-oriented product with the capability, integration, and local and wide area communications represented by the StarTeam 3.0 suite of products. These products represent a new class of software development tools which should uniquely set the Company apart from its competition.

        Expand Market Access through the Internet, Partnerships and Industry Alliances. The Company is expanding the market access for its ITE products by aggressively pursuing partnerships and alliances with industry leading vendors. As a result, Versions 2.0 is bundled as a component into several IDE products from the leading software vendors. The Company has thus far announced more than ten bundling agreements with IDE vendors. A more detailed description of the OEM strategy and specific contracts can be found in the Sales and Marketing section of this document. The Company is also aggressively pursuing partnerships with systems integrators to market the more advanced StarTeam products such as StarTeam 2000 and StarTeam Enterprise.

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

Product capabilities for StarTeam, the Company's flagship product, currently include configuration management, threaded conversations (a specialized form of collaboration management), change requests (providing elements of both collaboration and work flow), compliance tracking, asset management and change control auditing (a component of project management). Team administration commonly found in configuration management systems such as version control, branching, merging, and archiving is also included. The first ITE product, StarTeam 1.0, was released in January 1996 and gained critical acclaim from the industry press and independent testing laboratories. StarTeam 2.0, released in August 1996, included StarTeam Server and StarTeam Web Connect which added Internet and intranet access as well as improved performance. StarTeam 2.1, released in April 1997, offers enhanced functionality, a combined server product (StarTeam VirtualTeam Server) and a client product for small teams. StarTeam 3.0 Professional, released in February 1998, offers an advanced, visually-oriented SCM functionality, and a high performance client-server architecture for distributed, world-wide operation for larger professional teams.

STARTEAM 2.1

StarTeam integrates into IDEs, and supports all popular file-based development environments and applications including C++, Java, Delphi, Visual Basic, Developer/2000, HTML and others. StarTeam is designed from the ground up for Windows 95 and NT, tightly integrating into each to provide an unparalleled level of power and intuitive ease-of-use. StarTeam is a family of products designed to help teams of application and web developers work together more efficiently. Because there is a wide range of user requirements, StarBase offers a range of scalable StarTeam SCM solutions. For first time SCM users, smaller teams and LAN users, the StarTeam 2.1 client offers an easy-to-use solution.

StarTeam 2.1 is a tightly integrated suite of SCM tools including version control, visual differencing, defect tracking with process management, threaded conversation, project status reports and charts, build and milestone management, an audit log and an advanced project repository.

StarTeam VirtualTeam Server allows all team members using StarTeam clients to access projects via the Internet, intranet, WAN and dial-up connectivity. This allows secure, flexible and dynamic teams to easily be created to complete even the most ambitious projects by removing limits on where team members are located or the time they work. In addition, StarTeam VirtualTeam Server utilizes client/server technology to greatly increase performance while reducing network traffic to provide a secure scalable solution that serves the needs of even the largest teams.

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

STARTEAM 3 PROFESSIONAL AND ENTERPRISE

Repository-Based Client/Server Architecture
-------------------------------------------
StarTeam 3 maintains its data in a secure, database-independent repository compatible with Microsoft Access, Oracle, SQL Server and many other Open Database Connectivity ("ODBC") databases. The efficient client/server architecture provides a language and protocol-independent connection to a variety of clients including a Windows-based Graphical User Interface ("GUI"), a portable Java-based command line interface and a virtual device driver interface. This architecture is designed to accommodate additional clients, such as a graphical Java-based, universal client. Such a client, capable of operating wherever a Java virtual machine is available, is planned for release by late 1998.

View-Based Projects
-------------------
The core of StarTeam's software configuration management ("SCM") functionality is based on the concept of a "View". Views provide an intuitive mechanism for maintaining multiple configurations of a given software development effort. For example, a team might be well into the development of version 2.0 of a product when a need arises to create a maintenance release based on the currently shipping version 1.0. With Views, the StarTeam user can "roll-back" the project to the state it was in when version 1.0 was released and create a variant specifically to address the maintenance issue. The Company believes the ability to graphically create and manipulate such Views is unique to StarTeam 3.

Programmability, Customizability
--------------------------------
No off-the-shelf product can meet the needs of all teams in all situations. To address the necessity for tailorable solutions, StarTeam provides industry-standard interfaces based on Microsoft's Component Object Model ("COM"). Support of COM allows any external application, for example a compiler, editor or project management tool, to programmatically drive StarTeam 3.

Task and Process Management
---------------------------
Task and process management is planned as a part of StarTeam 3.0 Enterprise, scheduled for release late in 1998. As software development projects get more complex, many teams find that the most efficient way to work is to organize all changes to their project around the notion of a task and within a formal process of software development. Users will be able to create "Tasks", a higher-level construct than is typically available in competing products. Through Tasks, a user defines all the file changes necessary to complete a single task. Typically, no changes can be made to any files unless those changes are assigned to a specific task. This provides managers with the level of control they need for large, complex projects.

Integration with Windows Explorer
---------------------------------
Most products with which StarTeam competes provide a GUI designed expressly for the purpose of facilitating the many tasks facing software development teams. While StarTeam 3 also provides such a GUI, many users, particularly non-technical users, are unenthusiastic about having to learn yet another application program, even though they would benefit substantially from the features StarTeam 3 offers. To address this issue and to provide greater flexibility for technical users, StarTeam 3 provides an add-on mechanism for "projecting" StarTeam Views directly into Microsoft Explorer. Once defined, a View appears as a new storage device, similar to a disk drive, in Explorer. The user then interacts with files under version control in StarTeam through the familiar Explorer interface without ever starting the StarTeam GUI.

Designed to Provide High Performance for Today's Internet/intranet Teams
------------------------------------------------------------------------
Increasingly software development teams rely on outside contractors, telecommuters and other remote team members. StarTeam 3 incorporates numerous features to support the low-speed connections (dial-up lines, WANs, Internet) typically available to such remote team members. The architecture has been designed to minimize data traveling across the client/server connection. For example, whenever a client requests a file from the server, this request is routed through a local file cache. Whereas most competitive products send all such requests to their repositories, in StarTeam 3 any request that can be fulfilled by the cache is not sent to the server. Moreover, this local cache is used to dramatically reduce the data sent to the server in a file "check-in" process. Because the cache "knows" the state of a file prior to any modifications, only the modifications are sent across the connection to the server. The Company estimates that network traffic from this type of operation is reduced between one and two orders of magnitude through this mechanism.

Concurrent Hosting of PVCS and SourceSafe Archives
--------------------------------------------------
Many organizations employ multiple SCM tools, with the tool varying by department or team. The inability to standardize on a single tool because of file format incompatibilities decreases collaboration and code reuse and increases costs. StarTeam 3 takes a unique approach: it supports foreign file formats as though they were native to StarTeam. This open approach allows StarTeam to read and write existing SCM archives from Intersolv's PVCS and Microsoft's SourceSafe in place, without the need for an import operation. For those users with existing investments in these products, StarTeam provides significant benefits beyond the tool they currently use. In fact, virtually all the facilities available in StarTeam become available to them. For example, PVCS users could access their files securely across the Internet and SourceSafe users could integrate defect tracking directly to their projects.

STARTEAM 2000

StarTeam 2000 adds compliance tracking, asset management, and contingency planning to StarTeam 3.0 Professional. The Y2K problem requires companies to bring their software into Y2K compliance or face software failures that can be catastrophic for most major companies. To insure compliance, all software related assets must be documented and reviewed for the possibility and severity of Y2K problems, remediation efforts must be tracked, and contingency plan established. In addition, a repository of record is required to minimize legal liability in the case of Y2K related company failures. StarTeam 2000 was designed to provide automated support and a repository of record for these efforts and was released in June 1998.

VERSIONS 2.0

StarTeam was built around a version control component and called Versions. Versions can also operate as a standalone product or integrate into IDEs as a component, supporting popular file-based development environments and applications including C++, Java, Delphi, Visual Basic, Developer/2000, HTML and others. Versions is designed from the ground up for Windows 95 and NT, tightly integrating into each to provide revision control power and intuitive ease-of-use. Versions provides version control, visual differencing, build and milestone management, audit logs, security and an advanced project repository for individuals and groups of application and web site developers on a local area network. The Company believes Versions provides a unique blend of power and intuitive ease-of-use unparalleled in other version control products.

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

Most of these companies have established greater market recognition and have substantially greater financial, production and marketing resources than the Company. The Company, however, is not currently aware that any of these companies are developing ITEs such as StarTeam that provide a comprehensive set of ITE capabilities that go beyond SCM to include tightly integrated change requests, defect tracking, decision management and threaded conversations, as components that integrate with one another and within the leading IDEs. StarBase believes that this level of integration is complementary to the industry direction of providing an increasing number of development tools as integral parts of an IDE. StarTeam accomplishes this by simply extending the number of programmer development tools available in an IDE to include ITE components.

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

        4) Software Configuration Management. The primary competitors in this category are Intersolv, Inc. with PVCS, MKS with Source Integrity, and Microsoft with SourceSafe. All three vendors offer robust administrative capabilities (multi-user support, project branching, file/project merging, and multiple directory support), a graphical user interface for ease-of-use, and report generators. All three vendors integrate with the leading development platforms including Microsoft's Visual Basic and Visual C++. The Company believes that the SCM functionality available in StarTeam competes favorably with these products at both the user interface and feature level.

        5) Process-oriented Software Configuration Management. Pure Atria Corporation's ClearCase and Platinum's CCC/Harvest are the two leading SCM products on the market. Both of these products are high-end tools offering comprehensive version control, high performance, efficient work space management, accurate and automatic build processes, and scale to the enterprise level. StarTeam offers competitive SCM features applicable to small-to-large size development groups and will scale to the enterprise level in StarTeam 3.0 Enterprise.

        6) Change Management with Defect Tracking. There is no dominant vendor in the bug database (defect tracking) segment of the market today. Archimedes Software's BugBase and Intersolv's Tracker are two of the more popular products and offer equivalent functionality including bug identification and disposition, responsibility routing, security and reporting. Currently, bug database products typically operate in a stand-alone fashion and do not integrate well with existing version control and configuration management products. However, both Intersolv and MKS have recently begun offering defect tracking products, and over time other version control vendors are expected to evolve their products to include defect tracking. The Company believes that the StarTeam 3 change management with defect tracking offers features that exceed those of existing bug database products, while offering integration within the ITE environment.

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

The Company believes that StarTeam's integration of on-line decision management, project status, version control, software configuration management, defect tracking, threaded conversations, work flow, security, administration, software component analysis and reporting features into one user-friendly product is unique within this segment of the industry. . StarTeam has won several awards including Infoworld's 1997 "Best of the Test Center", PC Week Analyst's Choice and PC Week 1996 IT Excellence Award.

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

MARKETING AND SALES

During fiscal 1998, StarBase Corporation executed on its strategy of building a broad customer base with StarTeam 2.1 sales in preparation for the launch of StarTeam 3.0, building a comprehensive, multi-channel sales organization that includes OEM sales, a direct sales group (Corporate Sales), domestic channel sales and an international distribution network.

CORPORATE SALES

The Company has established a corporate sales organization that is predominately telephone based to respond to customer leads and to proactively sell product to corporate end-user customers. Leads are generated through a number of marketing programs, including focused advertisements, direct mail campaigns, trade show participation, seminars, and press relations. Since the introduction of StarTeam in 1996 through March 1998, the corporate sales organization has sold over 7,800 copies of StarTeam to over 1,000 corporate customers, including consulting organizations (Booz, Allen and Hamilton, EDS, Coopers and Lybrand, ABT Corporation, KPMG Peat Marwick, Anderson Consulting), manufacturers (Westinghouse, Eaton, GE), software companies (Network Associates, Auto-Soft), electronics companies (Intel, Fujitsu), financial institutions (Deutche Bank, Schwab), and the federal government (IRS, Air Force, Navy). Although many of the StarTeam 2 sales were made to address the needs of departmental groups, it is management's belief that the current installed base will be of significant benefit in selling StarTeam 3, which addresses enterprise level needs.

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

StarBase has announced agreements to bundle the Company's Versions 2.0 product with product offerings from Oracle (Developer/2000), Symantec (Visual Cafe Pro), Asymetrix (SuperCede Java/ActiveX Edition & SuperCede Database Edition), SoftQuad (HoTMetaL PRO), Visix (Vibe), and Aonix (ObjectAda for Windows). In addition, Corel (VENTURA and WordPerfect Office) is an OEM customer. The Company believes these agreements will uniquely position the Company for revenue growth and market acceptance. There are three primary reasons for this:

    1) The Company expects more than 1 million software developers to receive Versions 2.0 bundled with products from StarBase partners during the next 18 months;

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

PROGRESS SALES

StarBase Corporation currently has a nonexclusive contract with Progress that allows Progress to resell the Roundtable Total Software Management System through July 1999.

DOMESTIC CHANNEL SALES

In fiscal 1998, the Company continued the recruitment program for VAR's. The StarPartner Program is intended to expand the channel to include SCM consultants, value added resellers, web site developers, system integrators, and traditional computer product retailers. The Company plans to route the majority of the business generated by these new resellers through two-step distribution. The Company currently has a two-step distribution agreement with Ingram Micro.

INTERNATIONAL SALES

In fiscal 1997 and 1998, StarBase Corporation signed distribution agreements with several new international distributors to distribute, market, and support StarBase products to end-users, corporations, resellers, VARs and mail-order catalogs in their respective territories. The agreements mark the beginning of representation of StarBase products in each respective country.

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

EMPLOYEES

As of March 31, 1998, the Company had 64 full-time and 4 part-time employees. Of these employees, 29 full-time and 3 part-time were in Research and Development, 9 full-time and 1 part-time were in Administration and 26 full-time were in Sales and Marketing. The Company's workforce is not unionized and management believes that the Company's relations with its employees are good.

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

RISK FACTORS

Early Stage of Development; History of Losses
---------------------------------------------
The Company is a development stage company and is subject to all of the risks inherent in a development stage company. There can be no assurance that the Company's product development efforts will result in a commercially viable business or that the Company will be able to generate significant revenues or operate profitably. Since its inception, the Company has had a history of losses and as of March 31, 1998, the Company had an accumulated deficit of $41,856,000. To date a substantial portion of the Company's revenues have been derived from the activities of its Consulting Division, which was discontinued in fiscal 1996, and from sales of products that have been de-emphasized. The Company anticipates incurring additional losses until it can successfully market and distribute its existing ITE products, as well as successfully develop, market, and distribute its planned future products. The development of software products is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of the Company's business must be considered in light of the problems, expenses, difficulties, complications, and unforeseen delays frequently encountered in connection with the development of new technologies.

Product Lines Under Development; Developing Market
--------------------------------------------------
The Company's success will be dependent in large part upon its ability to market its StarTeam 2 and 3 product lines and to quickly introduce and market additional products. While the Company is in various stages of developing additional products, there can be no assurance that such additional products will be completed or successfully marketed. User preferences for software products are difficult to predict and, historically, only a limited number of software products have achieved sustained market acceptance. Demand for software products is subject to a number of variables, including user preferences and the size of the installed base of personal computers capable of running the products. Further, the market for ITE software products is evolving. There can be no assurance that the products introduced by the Company will achieve acceptance, or that other software vendors will not develop and market products which render the Company's products obsolete or less competitive. Failure to obtain significant customer satisfaction or market share for the Company's products would have a material adverse effect on the Company.

ITEM 2. PROPERTIES

The Company's executive offices consist of approximately 12,000 square feet in an office building leased by the Company, in Irvine, California. The office lease expires in February 1999. The property and equipment of the Company consist principally of office furniture, equipment and personal computers.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to the following lawsuit:

On January 5, 1995, the Company obtained a judgment for non-payment on a promissory note against Dr. James Parker in Los Angeles Superior Court, case #BC 090 584, entitled StarBase Corporation vs. James Parker, in the amount of $311,822.88, together with interest of $86.62 per day until the judgment has been paid. Collection efforts were temporarily halted by a stay order in U.S. Bankruptcy case #LA 94-1079ER; however, the stay order has now expired and collection efforts are in process. As of March 31, 1998, a total of $67,000 has been collected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

The Company's Common Stock trades on the NASDAQ Stock Market under the symbol "SBAS". The following table sets out the high and low sales prices of the Company's Common Stock for each quarter within the last two fiscal years. Quotations are bid and ask prices and may not necessarily reflect actual transactions.


           DATE                                    HIGH         LOW
           ----                                   ------       ------
           FISCAL YEAR 1998
               Quarter Ended March 31, 1998       $ 3.75       $ 1.13
               Quarter Ended December 31, 1997      2.00         1.00
               Quarter Ended September 30, 1997     2.06         0.88
               Quarter Ended June 30, 1997          1.75         0.53
           FISCAL YEAR 1997
               Quarter Ended March 31, 1997       $ 2.81       $ 1.25
               Quarter Ended December 31, 1996      4.56         1.47
               Quarter Ended September 30, 1996     6.50         2.50
               Quarter Ended June 30, 1996         10.50         3.25

As of March 31, 1998, based on information received from the Company's transfer agent on the Company's common stock, the number of shareholders of record were
638. There were 41 holders of the Company's Series E Preferred Stock and 1 holder of Series D Preferred Stock.

The Company has never declared a cash dividend on its Common Stock or Preferred Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Payment of dividends on Common Stock, if any, would be subject to the discretion of the Board of Directors, which may consider factors such as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others. In addition, under the corporate law of Delaware, the Company is prohibited from paying dividends except out of the Company's surplus (retained earnings) or, if there is no surplus, out of the Company's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. At March 31, 1998, the Company's balance sheet reflected an accumulated deficit of $41,855,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated its financial statements to conform with Topic No. D-60 of the Emerging Issues Task Force. Topic No. D-60 communicates the views of the Securities and Exchange Commission staff that the beneficial conversion feature of convertible preferred stock should be recognized. The amount of the beneficial conversion feature is measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. For convertible preferred stock, this amount is accounted for as a non-cash dividend, with the same amount credited to additional paid-in capital, allocated over the period from issuance to first convertibility. Thus, there is no change to total shareholders' equity.

In conformance with the provisions of Topic No. D-60, the Company has restated its financial statements by recording non-cash preferred stock dividends attributable to the issuance of Series A, B and C Preferred stock aggregating $1,096,000, $2,763,000, $872,000, $862,000, $882,000 and $134,000 for the
quarters ended June 30, 1996, March 31, 1996, June 30, 1995, March 31, 1995,
December 31, 1994 and September 30, 1994, respectively.

In addition, the Company has restated the results of the first quarter of fiscal 1998 to recognize a non-cash dividend aggregating $1,660,000 as a result of common stock issued in exchange for warrants to acquire shares of the Company's common stock (Note 6 to the Financial Statements). This dividend represents the excess of the fair value of the Company's common stock on the offer date over the estimated fair value of the warrants exchanged. The estimated fair value of the warrants was determined using the Black-Scholes method. This also did not change overall shareholders' equity.

Also, at the time the Company was formed, it issued 1,418,638 common shares, which are presently held in escrow. The shares may be released from the escrow and delivered to individuals based upon the Company's achieving certain cash flow requirements. If such cash flows are not attained by October 21, 2002 the escrowed shares will be cancelled. Prior to March 1997, the escrowed shares were included in the weighted average number of common shares used to report loss per common share. Subsequently, the Company determined that it was not appropriate to include the escrowed shares in the calculation of loss per common share because such shares are considered contingent shares, and it has not been considered probable that the requirements for release would be met. Additionally, the escrowed shares would have an anti-dilutive effect.

The result of these changes, which did not change reported revenue and reported net loss, is included in the following table:

(In Thousands of dollars, except per share data)

                                                  Net Loss   Weighted
                                                 Applicable  Average   Loss Per               Additional
                                       Non-cash  To Common   Common     Common   Accumulated   Paid-In
   1998                      Net Loss  Dividend   Stock      Shares      Share     Deficit     Capital
   ----                     --------  --------  ---------  ---------   --------  -----------  ----------
   Quarter ended 12/31/97    (2,124)             (2,124)     14,448     (0.15)     (37,444)     37,472
   Quarter ended 9/30/97     (1,772)             (1,772)     13,629     (0.13)     (35,320)     36,020
   Quarter ended 6/30/97     (1,332)    1,660    (2,992)     12,002     (0.25)     (33,548)     35,057

   1997
   ----
   Year ended 3/31/97        (5,703)    1,096    (6,799)     10,938     (0.62)     (30,556)     33,414
   Quarter ended 12/31/96    (1,268)             (1,268)     13,210     (0.10)     (28,698)     33,270
   Quarter ended 9/30/96     (1,367)             (1,367)     11,296     (0.12)     (27,409)     33,240
   Quarter ended 6/30/96     (1,210)    1,096    (2,306)      8,796     (0.25)     (26,042)     32,603

   1996
   ----
   Year ended 3/31/96        (5,893)    3,635    (9,528)      5,825     (1.64)     (23,736)     23,698
   Quarter ended 12/31/95    (1,047)             (1,047)      6,404     (0.16)     (19,692)     16,765
   Quarter ended 9/30/95     (1,439)             (1,439)      6,308     (0.23)     (18,644)     16,765
   Quarter ended 6/30/95     (2,125)      872    (2,997)      4,174     (0.72)     (17,205)     16,462

   1995
   ----
   Year ended 3/31/95        (7,720)    1,878    (9,598)      3,625     (2.65)     (14,208)     12,799
   Quarter ended 12/31/94    (1,842)      882    (2,724)      3,675     (0.74)     (10,200)     10,675
   Quarter ended 9/30/94     (1,380)      134    (1,514)      3,571     (0.42)      (7,476)      8,555

The following table summarizes data, before the changes (as previously reported):

(In Thousands of dollars, except per share data)

                                                    Net Loss   Weighted
                                                   Applicable  Average    Loss Per               Additional
                                         Non-cash  To Common   Common      Common   Accumulated   Paid-in
      1998                     Net Loss  Dividend    Stock     Shares      Share      Deficit     Capital
      ----                     --------  --------  ---------   ------     --------  -----------  ----------
      Quarter ended 12/31/97    (2,124)              (2,124)    14,448     (0.15)    (29,175)     29,203
      Quarter ended 9/30/97     (1,772)              (1,772)    13,629     (0.13)    (27,051)     27,751
      Quarter ended 6/30/97     (1,332)              (1,332)    12,002     (0.11)    (25,279)     26,788

      1997
      ----
      Year ended 3/31/97        (5,703)              (5,703)    10,938     (0.52)    (23,947)     26,805
      Quarter ended 12/31/96    (1,268)              (1,268)    13,210 *   (0.10)    (22,089)     26,661
      Quarter ended 9/30/96     (1,367)              (1,367)    11,296 *   (0.12)    (20,800)     26,631
      Quarter ended 6/30/96     (1,210)              (1,210)     8,796 *   (0.14)    (19,433)     25,994

      1996
      ----
      Year ended 3/31/96        (5,893)              (5,893)     5,825 *   (1.01)    (18,223)     18,185
      Quarter ended 12/31/95    (1,047)              (1,047)     7,823     (0.13)    (16,942)     14,015
      Quarter ended 9/30/95     (1,439)              (1,439)     7,727     (0.19)    (15,894)     14,015
      Quarter ended 6/30/95     (2,125)              (2,125)     5,593     (0.38)    (14,455)     13,712

      1995
      ----
      Year ended 3/31/95        (7,720)              (7,720)     5,044     (1.53)    (12,330)     10,921
      Quarter ended 12/31/94    (1,842)              (1,842)     5,094     (0.36)    (9,184)       9,659
      Quarter ended 9/30/94     (1,380)              (1,380)     4,990     (0.28)    (7,342)       8,421

-------------
* As previously reported and restated to exclude the Escrow Shares in Form 10-KSB for the year ended March 31, 1997 and Forms 10-QSB for the year ended March 31, 1998.

RESULTS OF OPERATIONS

Year ended March 31, 1998 compared to 1997

Total revenue increased $1,100,000 or 106%, to $2,139,000, from $1,039,000 in fiscal 1997. This increase was substantially due to increased product and maintenance revenue from the StarTeam product line. StarTeam 2.1 was released in April 1997 and StarTeam 3.0 was released in February 1998.

StarTeam is marketed primarily to technical professionals. In the typical sales cycle, the product is purchased as a pilot test program, installed and evaluated on a smaller scale (10-20 seats), and, if the evaluation is satisfactory, implemented on larger projects or throughout the company, possibly involving up to hundreds of users. The time span from an initial test order to implementation throughout the customer's organization varies depending on the organization and the level of standardization within the individual company, but in very large companies, may take 6 months to a year. The Company has observed this scenario with many of its existing customers and is now seeing a substantial increase in revenues from these customers.

Gross profit increased 110% to $1,977,000 in fiscal 1998 from $943,000 in fiscal 1997, primarily due to the increased sales volume. Gross profit, as a percentage of revenues, increased to 92% from 91% in fiscal 1998.

Cost of products consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company outsources manufacturing for all software products, except Roundtable.

Operating expenses increased by approximately $1,226,000 or 18% from fiscal 1997. This increase was substantially all due to increased labor costs necessary to develop and market the new products.

The number of persons employed by the company at March 31, 1998 compared with March 31, 1997:

      Department:                  1998       1997
      -----------                  ----       ----
      Research & Development        31         25
      Sales & Marketing             26         14
      Administration                 9          7
                                    --         --
         Total                      66         46
                                    ==         ==

      Part time employees are included in the count as one-half.

Research and development expenses

StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products. Research & development expenses increased $971,000 from the prior year. The majority of the increase was due to increased compensation-related expenses due to a higher average number of employees during fiscal 1998 as compared to fiscal 1997. In addition, costs increased for outside contractors engaged for special programming and testing.

Selling, general and administrative expenses

For the year ended March 31, 1998, selling, general & administrative expenses increased approximately $320,000 over the prior year. This was substantially all due to increased compensation related expenses due to a higher average number of employees during fiscal 1998 as compared to fiscal 1997.

Income Taxes

The Company incurred minimal income taxes in the last two fiscal years due to its cumulative losses. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") in fiscal 1994. SFAS 109 requires that deferred taxes be calculated using an asset and liability approach at currently enacted tax rates. As of March 31, 1998, the Company has net operating loss ("NOL") carryforwards of approximately $30.1 million and $15.4 million for federal and state income tax purposes. The NOLS are available to offset future taxable income at varying amounts through the year 2019. At March 31, 1998, a 100% valuation allowance has been provided on the net deferred tax assets since the Company can not determine that such are "more likely than not" to be realized.

Inflation

Management believes that inflation has not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Marketable Securities on hand as of year-end totaled $4.1 million in fiscal 1998 and $2.7 million in fiscal 1997. At March 31, 1998 the Company had working capital of $3.7 million, compared to $2.4 million at March 31, 1997.

Proceeds from the issuance of equity securities represent the primary source of funds for meeting the Company's requirements for operations. During fiscal 1998, the Company generated $5.0 million in cash from the sale of new Preferred Stock. In addition, $3.1 million of capital was raised from the issue of Convertible Debentures. The exercise of employee stock options added $0.2 million to capital.

During fiscal 1998, the Company used $5.7 million for operations, a decrease of approximately $0.8 million from the amount used for operations in the prior year. The increase was primarily due to increased investments in research and development. Capital expenditures totaled $0.5 million, representing purchases primarily of computer equipment and furniture. Capital expenditures in fiscal 1997 totaled $0.1 million.

Management projects that the Company will use approximately $15 million for operating activities during the next fiscal year. Based upon these projections, the Company's working capital is insufficient for the Company to maintain its current level of operations through fiscal 1999. The Company is currently in the process of arranging additional financing for fiscal 1999. The Company believes that proceeds from the sale of debt and equity securities during fiscal 1999, combined with operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year ending March 31, 1999. Continuing operations thereafter will depend on cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.

THE YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company believes that it has no exposure to Year 2000 issues for the products it has sold, as the products were designed with four digit year recognition.

The Company has begun its assessment of its internal systems affected by the Year 2000 Issue and anticipates that it will not be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates past December 31, 1999.

The Company has initiated communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

NEW ACCOUNTING STANDARDS

In October 1997 and March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for the Company's transactions entered into subsequent to March 31, 1998. AcSEC is currently deliberating the potential permanent deferral of certain provisions of SOP 97-2. The Company does not believe that implementation of SOP 97-2 and SOP 98-4 will have a material adverse affect on expected revenues or earnings.

ITEM 7. FINANCIAL STATEMENTS

                                                                                 Page
                                                                                 ----
Financial Statements of StarBase Corporation

Report of Independent Accountants                                                  28

Balance Sheets at March 31, 1998 and 1997                                          29

Statements of Operations for the years ended March 31, 1998 and 1997               30

Statements of Cash Flows for the years ended March 31, 1998 and 1997               31

Statements of Shareholders' Equity for the years ended March 31, 1998 and 1997     32

Notes to Financial Statements                                                      33

REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and
Shareholders of StarBase Corporation


In our opinion, the financial statements listed in the index appearing in Item 7 present fairly, in all material respects, the financial position of StarBase Corporation at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the Company has restated its loss per common share calculation for the years ended March 31, 1997, 1996 and 1995 to conform with Topic No. D-60 of the Emerging Issues Task Force. Topic No. D-60 communicated the Securities and Exchange Commission staff view that the beneficial conversion feature of convertible preferred stock should be accounted for as a dividend and additional paid-in capital.



PRICEWATERHOUSECOOPERS LLP


Costa Mesa, California
June 26, 1998

                                 STARBASE CORPORATION

                                    BALANCE SHEETS
                           (In thousands, except par values)

                                                                               March 31,
                                                                                 1997
                                                              March 31,       (Restated
                                                                1998          See Note 3)
                                                              --------        -----------
ASSETS

Current assets:
  Cash and cash equivalents                                   $  4,167         $  2,722
  Accounts receivable, net of allowances of $89 (1998)
    and $65 (1997)                                                 464              118
  Other receivables                                                 45               83
  Prepaid expenses                                                 113              312
  Inventories                                                       57               34
                                                              --------         --------
    Total current assets                                         4,846            3,269

  Property and equipment, net                                      747              524
  Note receivable from officer                                      76               76
  Other non-current assets                                          13                7
                                                              --------         --------
    Total assets                                              $  5,682         $  3,876
                                                              ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                    $    941         $    782
  Deferred Income                                                  263              103
  Current portion of capitalized lease obligation                   10               --
                                                              --------         --------
    Total current liabilities                                    1,214              885

Capitalized lease obligation, less current portion                  38               --
                                                              --------         --------
    Total liabilities                                            1,252              885
                                                              --------         --------

Commitments and contingencies (Note 9)

Shareholders' equity (Note 3):
  Preferred stock, $.01 par value; $4,716 (1998)
    and $75 (1997) liquidation value; authorized
    10,000; issued and outstanding 3,773 (1998) and
    25 (1997)                                                       38               --
  Common stock, $.01 par value; authorized 50,000;
    issued and outstanding 18,580 (1998) and 13,319
    (1997)                                                         186              133
  Additional paid-in capital                                    46,287           33,414
  Accumulated deficit                                          (42,081)         (30,556)
                                                              --------         --------
  Total shareholders' equity                                     4,430            2,991
                                                              --------         --------
Total liabilities and shareholders' equity                    $  5,682         $  3,876
                                                              ========         ========


    The accompanying notes are an integral part of the financial statements.

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                              For the years ended
                                                   March 31,
                                           -------------------------
                                                              1997
                                                           (Restated
                                             1998          See Note 3)
                                           --------        -----------
Revenues:
  Products                                 $  1,481         $    527
  Maintenance & training                        276               71
  License and royalty                           382              441
                                           --------         --------
    Total revenues                            2,139            1,039

Cost of Sales:
  Products, licenses and other                  162               96
                                           --------         --------
Gross margin                                  1,977              943

Operating Expenses:
  Research and development                    2,762            1,791
  Selling, general and
  administrative                              5,370            5,050
                                           --------         --------
    Total operating expenses                  8,132            6,841
                                           --------         --------
  Operating loss                             (6,155)          (5,898)

  Interest Income                               106              228
  Non - cash interest charges                  (933)            --
  Other income and expense                      (50)             (30)
                                           --------         --------
    Total interest and other income
      expense                                  (877)             198
                                           --------         --------
Loss before income taxes                     (7,032)          (5,700)

  Provision for income taxes                      1                3
                                           --------         --------
Net loss                                   $ (7,033)        $ (5,703)

  Non-cash dividend                           2,832            1,096
                                           --------         --------
Net loss applicable to common stock        $ (9,865)        $ (6,799)
 (Note 3)                                  ========         ========

Per share data:
  Basic and diluted loss per common
    share                                  $  (0.70)        $  (0.62)
                                           ========         ========
  Weighted average number of
   common shares outstanding                 14,126           10,938
                                           ========         ========


    The accompanying notes are an integral part of the financial statements.

                              STARBASE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        For the years ended
                                                             March 31,
                                                      ------------------------
                                                        1998            1997
                                                      --------         -------
Cash Flows from Operating Activities:
  Net loss                                            $(7,033)        $(5,703)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Non-cash interest                                     933              --
    Depreciation and amortization                         238             236
    Loss on disposition of property, equipment
      and capital lease                                    --              25
    Provision for doubtful accounts                        24              97
    Deferred income                                       160            (135)
    Other adjustments                                      19              12
    Changes in assets and liabilities,
      excluding the effect
      of non-cash transactions:
      Accounts receivable                                (370)           (212)
      Other receivables                                    38             (73)
      Inventories                                         (23)            (20)
      Prepaid expenses                                    199            (112)
      Other non- current assets                            (6)             10
      Accounts payable and accrued liabilities            159            (631)
                                                      -------         -------
Net cash used in operating activities                  (5,662)         (6,506)

Cash Flows from Investing Activities:
  Proceeds from disposition of property
    and equipment                                          --               3
  Capital expenditures                                   (407)           (124)
                                                      -------         -------
Net cash used in investing activities                    (407)           (121)

Cash Flows from Financing Activities:
  Proceeds from sale of preferred stock                 4,950           1,021
  Proceeds from issuance of common stock:
    Private placements                                     --           6,300
    Exercise of options                                   181             282
    Exercise of warrants                                   --           1,630
  Proceeds from convertible debentures                  3,100              --
  Payments on promissory notes                             --            (111)
  Payment of financing related costs                     (711)         (1,025)
  Payments on capitalized lease obligations                (6)             --
                                                      -------         -------
Net cash provided from financing activities             7,514           8,097
                                                      -------         -------
Net increase in cash and cash equivalents               1,445           1,470

Cash and cash equivalents, beginning of year            2,722           1,252
                                                      -------         -------
Cash and cash equivalents, end of year                $ 4,167         $ 2,722
                                                      =======         =======


    The accompanying notes are an integral part of the financial statements.

                              STARBASE CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (In thousands)

                             Preferred Stock       Common Stock         Common   Additional                           Total
                             ---------------     ----------------       Stock      Paid-in   Accumulated  Treasury Stockholders'
                             Shares   Amount     Shares    Amount     Subscribed   Capital     Deficit     Stock      Equity
                             ------   ------     ------    ------     ----------   -------   -----------  -------- ------------
Balance at March 31, 1996
  as reported                 2,228    $ 22       7,842    $  78          $27      $18,185     $(18,223)    $(21)   $   68
Adjustment for non-cash
  dividend (Note 3)              --      --          --       --           --        5,513       (5,513)      --        --
                             ------    ----     -------     ----         ----      -------     --------     ----    ------
Balance at March 31,
  1996, as restated           2,228      22       7,842       78           27       23,698      (23,736)     (21)       68
                             ------    ----     -------     ----         ----      -------     --------     ----    ------
Preferred stock
  conversion to common       (2,568)    (25)      2,656       26           --           (1)          --       --        --
Preferred stock issued          365       3          --       --           --          975           --       --       978
Common stock issued:
  Private placements             --      --       2,100       21           --        5,412           --       --     5,433
  Exercise of options            --      --         127        1           --          280           --       --       281
  Exercise of warrants           --      --         441        5           --        1,625           --       --     1,630
  Payment of liabilities         --      --         159        2          (27)         277           --       --       252
Options for services provided    --      --          --       --           --           52           --       --        52
Retirement of 6,261
  treasury shares                --      --          (6)      --           --           --          (21)      21        --
Non-cash dividend (Note 3)       --      --          --       --           --        1,096       (1,096)      --        --
Net loss                         --      --          --       --           --           --       (5,703)      --    (5,703)
                             ------    ----     -------     ----         ----      -------     --------     ----    ------
Balance at March 31, 1997,
  as restated                    25      --      13,319      133           --       33,414      (30,556)      --     2,991
                             ------    ----     -------     ----         ----      -------     --------     ----    ------

Preferred stock conversion
  to common stock              (710)     (7)        855        9           --           (2)          --       --        --
Preferred stock issued --
  Series D                    1,200      12          --       --           --        1,347           --       --     1,359
Preferred stock issued --
  Series E                    2,873      29          --       --           --        3,105           --       --     3,134
Preferred stock issued --
  Series F                      385       4          --       --           --          477           --       --       481
Warrants converted to
  common stock                   --      --       1,581       16           --          (16)          --       --        --
Debentures converted to
  common stock                   --      --       2,704       27           --        3,263           --       --     3,290
Stock options exercised          --      --         121        1           --          179           --       --       180
Options for services
  provided                       --      --          --       --           --           28           --       --        28
Non-cash dividend                --      --          --       --           --        4,492       (4,492)      --        --
Net loss                         --      --          --       --           --           --       (7,033)      --     (7,033)
                             ------    ----     -------     ----         ----      -------     --------     ----    ------
Balance at March 31, 1998     3,773    $ 38      18,580     $186         $ --      $46,287     $(42,081)    $ --    $ 4,430
                             ======    ====     =======     ====         ====      =======     ========     ====    =======

    The accompanying notes are an integral part of the financial statements.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

StarBase Corporation (the "Company"), a Delaware corporation, develops, markets and supports team-oriented product development software that addresses the evolving needs of personal computer users involved in projects requiring substantial collaboration. StarBase was founded in 1991 to address the inability of software development projects to deliver software products on time and within budget, initially through the improvement of individual programmer productivity tools. During fiscal 1994, however, the Company determined that a next generation of individual productivity tools would not be a lasting solution to the software productivity problem. Based on focus group studies and market research, StarBase decided to focus entirely on the development and marketing of software designed to increase team productivity, rather than individual programmer productivity. The Company was reorganized in fiscal 1996 to reflect this change in product and market focus. In line with the reorganization, the Consulting Division was discontinued. During the fourth quarter of fiscal 1998, management determined that the Company was no longer in the development stage.

USE OF ESTIMATES

The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments of the Company consist of cash and cash equivalents; accounts, notes and other receivables; accounts payable and accrued liabilities; and capital lease obligation. The carrying amount of the Company's capital lease obligation approximates fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values at March 31, 1998 and 1997 based on the short-term nature of these instruments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

REPORTING CURRENCY

The accompanying financial statements are reported in the currency of the United States of America. Certain warrants are denominated in Canadian dollars and are indicated as CDN$.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Major renewals and betterments are capitalized; minor maintenance and repairs are charged to current operations. Depreciation and amortization are calculated under the straight-line basis over the shorter of the estimated useful lives of the respective assets, generally three to seven years, or the related lease term. At March 31, 1998, property and equipment included equipment under capital lease and related accumulated amortization of $63,000 and $12,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). Under the provisions of SFAS 121, whenever certain events or changes of circumstances occur, the Company reviews the recoverability of long-lived assets and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying values of the assets are written down to their fair value, less cost to sell. In addition, SFAS 121 requires that assets to be disposed of be measured at the lower of cost or fair value, less cost to sell.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

REVENUE RECOGNITION

Software revenue is recognized upon shipment of packaged products. Software maintenance revenue is recorded as deferred revenue and recognized ratably over the contractual maintenance period, generally twelve months. Revenue from training totaled $12,000 for the year ended March 31, 1998 and nil for the year ended March 31, 1997. License and royalty revenue pertains to sales of the Company's Roundtable Total Software Management System licensed to a distributor for resale. Such revenue is recorded at the time the distributor sells the licensed product.

In October 1997 and March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-2, Software Revenue Recognition" and SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," respectively, which provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and is effective for the Company's transactions entered into subsequent to March 31, 1998. AcSEC is currently deliberating the potential permanent deferral of certain provisions of SOP 97-2. The Company does not believe that implementation of SOP 97-2 and SOP 98-4 will have a material adverse affect on expected revenues or earnings.

WARRANTIES AND RETURNS

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations.

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

One customer represented 18% of total revenue for the year ended March 31, 1998; and 43% of total revenue for the year ended March 31, 1997. At March 31, 1998 and March 31, 1997 no one customer comprised greater than 8% of outstanding accounts receivable.

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

INCOME TAXES

The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

LOSS PER COMMON SHARE

Loss per common share is calculated by dividing net loss applicable to common stock by the weighted average shares of common stock outstanding, excluding outstanding common shares held in escrow (the "Escrow Shares") which are considered contingent shares. Common stock equivalents are considered anti-dilutive and are excluded from the calculation. Escrow Shares can be released upon attaining certain defined cash flow requirements. The release of the Escrow Shares will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of these shares recorded ratably over the period beginning on the date when management determines that the cash flow requirements are probable of being met and ending on the date when the goal is attained, causing the Escrow Shares to be released. At the time a goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded. Based upon historical results, the attainment of the goal is not probable at this time. However, this does not preclude the attainment of the goal with future results.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. This statement became effective for the Company beginning with its quarterly period ended December 31, 1997. Since the Company is considered a simple capital structure for reporting EPS, the adoption of this principle did not have a material impact on reported EPS. In accordance with the implementation provisions of FAS 128, loss per common share in the statement of operations for the year ended March 31, 1997 was restated.

RECLASSIFICATION

Certain amounts for the fiscal year ended March 31, 1997 have been reclassified to conform to the current year's presentation.

2.  BASIS OF PRESENTATION

Management believes based upon projected operating needs that the Company's working capital is insufficient for the Company to maintain its current level of operating activities through the end of fiscal 1999. The Company has also experienced recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the process of negotiating additional financing through the private placement of convertible Preferred stock. The Company believes that proceeds from the sale of debt and equity securities during fiscal 1999, combined with operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year ending March 31, 1999. While the Company has successfully raised equity capital in the past, there can be no assurance that the Company will be successful in their efforts to obtain additional financing in the future.

3.  RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated its net loss per common share for the years ended March 31, 1997, 1996 and 1995 to conform with Topic No. D-60 of the Emerging Issues Task Force. Topic No. D-60 communicated the views of the Securities and Exchange Commission staff that the beneficial conversion feature of convertible preferred stock should be recognized as a dividend and additional paid-in capital. The amount of the beneficial conversion feature is measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is recorded as a non-cash dividend, with a corresponding addition to additional paid-in capital and is recognized over the period from issuance date to the date the preferred stock is first convertible. Thus, there is no effect on total shareholders' equity.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

In conformance with the provisions of Topic No. D-60, the Company restated its financial statements by recording non-cash dividends attributable to the issuance of Series A, B and C Preferred stock aggregating $2,750,000, $2,763,000 and $1,096,000, respectively. Accordingly, the Company recorded non-cash dividends aggregating $1,096,000, $2,763,000, $872,000, $862,000, $882,000 and
$134,000 for the quarters ended June 30, 1996, March 31, 1996, June 30, 1995, March 31, 1995, December 31, 1994 and September 30, 1994, respectively. As a result, non-cash dividends recorded for the years ended March 31, 1997, 1996 and 1995 aggregated $1,096,000, $3,635,000 and $1,878,000 respectively. Accordingly, previously reported additional paid-in capital increased with an offsetting charge to accumulated deficit for each period. The impact on the Company's financial results as originally reported for fiscal 1997, 1996 and 1995 is summarized below:

Amounts in thousands, except per share:


                                        Net loss       Loss per
                                      applicable to     Common
                         Net loss     Common Stock       Share
                         --------     -------------    --------
1997:
   As reported           $(5,703)       $(5,703)        $(0.52)
   As restated           $(5,703)       $(6,799)        $(0.62)

1996:
   As reported           $(5,893)       $(5,893)        $(1.01)
   As restated           $(5,893)       $(9,528)        $(1.64)

1995:
   As reported           $(7,720)       $(7,720)        $(1.53)*
   As restated           $(7,720)       $(9,598)        $(2.65)

* During the year ended March 31, 1997, the Company revised its accounting for escrowed shares, which had previously been included as outstanding common shares for purposes of computing loss per common share. As a result of such revision, the escrowed shares are not considered outstanding for purposes of earnings per share because such shares are contingent shares. In the table above, the "As reported" loss per common share for the years ended March 31, 1997 and 1996 treats such escrowed shares as contingent shares. The "As restated" loss per common share for the year ended March 31, 1995 treats the escrowed shares as contingent shares. See Note 1.

4.   COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                   March 31,
                                            -----------------------
(In thousands)                                1998            1997
--------------                              -------         -------
Property and equipment
Computer hardware                           $ 1,110         $   888
Furniture and fixtures                          255             164
Computer software                               269             132
Leasehold improvements                           40              29
                                            -------         -------
                                              1,674           1,213
Less accumulated depreciation and
  amortization                                 (927)           (689)
                                            -------         -------
                                            $   747         $   524
                                            =======         =======

Accounts payable and accrued
liabilities
Trade accounts payable                      $   390         $   431
Accrued professional fees                       255             179
Accrued wages and benefits                      205             139
Other accrued expenses                           91              33
                                            -------         -------
                                            $   941         $   782
                                            =======         =======


Accounts receivable
Trade accounts receivable                   $   553         $   183
Less allowance for doubtful accounts            (89)            (65)
                                            -------         -------
                                            $   464         $   118
                                            =======         =======

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

5.  INCOME TAXES

The Company has not recorded a current or deferred provision for federal income taxes for any period to date, as a result of losses incurred since its inception. The provision for income taxes represents the minimum required for state taxes. At March 31, 1998, the Company had net operating loss carryforwards of approximately $30.1 million and $15.4 million for federal and state income tax purposes, respectively, expiring in varying amounts through the year 2013 which are available to offset future federal and state taxable income. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code, as a result of ownership changes.

Deferred tax assets (liabilities) consist of the following:

                                                               March 31,
                                                       ------------------------
(In thousands)                                           1998            1997
--------------                                         --------        --------
Deferred tax assets:
   Net operating loss carryforwards                    $ 11,995        $  9,285
   Accounts and notes receivable allowances                  28              26
   Accrued expenses                                          26              14
   Deferred income                                          109              41
   Deferred tax asset valuation allowance               (12,158)         (9,366)
                                                       --------        --------
Net deferred tax assets                                $     --        $     --
                                                       ========        ========

6.  FINANCING TRANSACTIONS

The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Of the preferred stock, 900,000 shares of Series D and 2,872,953 shares of Series E convertible preferred stock are outstanding at March 31, 1998.

In September 1994, the Company sold 2,500,000 shares of its Series A preferred stock in a private placement at a price of $1.00 per share. The Company granted the same investors the right to purchase an additional 500,000 shares on the same terms, of which 250,000 shares were purchased in October 1994.

On June 30, 1995, all of the Series A preferred stock was converted into the Company's common stock. The conversion benefit applicable to the Series A preferred stock, calculated at $2,750,000, has been accounted for as a non-cash dividend, with a corresponding credit to additional paid-in capital (Note 3).

In May 1996, a private placement of common stock was completed. In this private placement, 2,099,832 Units were issued, each Unit consisting of one share of common stock and one non-transferable warrant to purchase one share of common stock. The warrants were exercisable at $2.00 per share through April 30, 1997, and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expired.

As a result of the May 1996 private placement of common stock, the 2,227,946 shares of the Company's Series B preferred stock, issued in a fiscal 1996 private placement, automatically converted into 2,227,946 shares of the Company's common stock in fiscal 1997. The conversion benefit applicable to the Series B preferred stock, calculated at $2,763,000, has been accounted for as a non-cash dividend, with a corresponding addition to additional paid-in capital (Note 3).

In June 1996, the private placement of Series C preferred stock was completed. In this private placement, 365,496 Units were issued, each Unit consisting of one share of Series C preferred stock and one non-transferable warrant to purchase one share of common stock. The warrants were exercisable at $2.00 per share through April 30, 1997, and thereafter exercisable at $2.50 per share through January 31, 1998, after which date the warrants expired. During fiscal 1997 and 1998 all of the Series C preferred stock was converted into the Company's common stock. The conversion benefit applicable to the Series C preferred stock, calculated at $1,096,000, has been accounted for as a non-cash dividend, with a corresponding increase to additional paid-in capital (Note 3).

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

In August and September 1997, the Company issued $3,100,000 in convertible 6% debentures. The conversion benefit applicable to the debentures, calculated at $870,000, has been accounted for as a non-cash interest charge, with a corresponding addition to additional paid-in capital. The sale of the debentures included the issuance of an aggregate of 82,668 warrants to purchase the Company's common stock. The warrants are exercisable into the Company's common stock at prices ranging from $1.58 to $1.80 and expire after three years. The estimated value of the warrants, utilizing the Black-Scholes Model, was $85,000 and is being amortized over the two-year life of the debentures as additional interest. In addition, 117,167 warrants were issued as finders' fees to the selling group on the same terms, valued at approximately $120,000. During the year, holders of $2,630,000 debentures converted their debentures into 2,703,823 shares of the Company's common stock. When the debentures were converted, the corresponding unamortized warrant value and debt issuance costs were offset to additional paid-in capital.

The remaining holders of $470,000 debentures exchanged their debentures for 384,715 shares of Series F convertible preferred stock and warrants to acquire 12,533 shares of common stock at $1.25 per share for three years. The value of the Series F preferred stock and warrants approximated the carrying value of the convertible debentures on the date of the exchange. Additionally, the Series F preferred stock had the same conversion terms as the convertible debentures. The conversion benefit applicable to the series F preferred stock was calculated at $226,000 and has been amortized and accounted for as a non-cash dividend, with a corresponding increase to additional paid-in capital as of March 31, 1998. The Series F convertible preferred stock was subsequently converted into 411,019 shares of the Company's common stock.

During January and March 1998, the Company issued units consisting of 1,200,000 shares of Series D preferred stock and 500,000 warrants. The stock is convertible into the Company's common stock. The warrants are exercisable into common stock at $1.50 per share for five years. During the year 300,000 shares were exchanged for 300,000 shares of common stock, with the remaining 900,000 outstanding. The conversion benefit applicable to the Series D preferred stock was calculated at $1,209,000 of which $1,030,000 has been amortized and accounted for as a non-cash dividend, with a corresponding increase to additional paid-in capital as of March 31, 1998.

In January and February 1998, the Company issued units consisting of 2,872,953 shares of Series E preferred stock and 1,436,686 warrants. This stock is convertible into the Company's common stock. The conversion benefit applicable to the Series E preferred stock was calculated at $1,576,000 and has been amortized and accounted for as a non-cash dividend, with a corresponding increase to additional paid-in capital as of March 31, 1998. The warrants are exercisable at $1.80 per share during the first year and $2.00 per share through the second year. If the market price is less than $2.50 one year after issue, then the exercise price is reduced to $1.00. The warrants expire at the end of the second year. At March 31, 1998, none of this issue had been converted.

In June 1997, the Company offered to exchange its common stock for the outstanding warrants. Holders of 4,743,534 warrants tendered, thereby receiving 1,581,178 shares of Common Stock. Warrant holders received one share of common stock for every three warrants. The differential value of the stock on the offer date over the calculated value of the warrants, aggregated $1,660,000 and has been reflected as a non-cash dividend, with a corresponding increase in additional paid-in capital.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


WARRANTS TO ACQUIRE COMMON STOCK

Warrant activity for the two years ended March 31, 1998 is as follows:

                                                                       Warrant Price
                                                          Shares         Per Share
                                                      ------------   -----------------
Outstanding at March 31, 1996                            2,949,595

Issued in connection with stock offerings                2,585,328             US$2.00
Exercised                                                 (441,383)     US$2.00 - 5.67
Expired                                                   (260,006)  US$5.67, CDN$8.46
                                                        ----------
Outstanding at March 31, 1997                            4,833,534

Issued in connection with stock and debenture            2,177,722      US$1.25 - 1.80
offerings
Exchanged                                               (4,743,534)  US$2.50, CDN$8.22
Expired                                                    (90,000)  US$2.50, CDN$8.22
                                                        ----------
Outstanding at March 31, 1998                            2,177,722
                                                        ==========


CONVERSION OF NOTES PAYABLE

During fiscal 1997, investors converted notes payable with an aggregate face value of $228,000 into 58,333 and 25,000 shares of the Company's common stock and Series C preferred stock, respectively. The notes converted into common stock had a face value of $153,000 and were from three directors (Note 10). The note payable converted, by an investor, into Series C preferred stock had a face value of $75,000 and was converted at a price of $3.00 per Unit. The value of the common stock and the value of the Series C preferred stock units approximated the carrying value of the corresponding notes payable converted on the date of exchange. Each Unit consisted of one share of Series C preferred stock and one warrant to purchase one share of common stock. The warrants were exercisable at $2.00 per share through April 30, 1997 and $2.50 per share through January 31, 1998, after which date the warrants expired.

7.  EMPLOYEE BENEFIT PLAN

Effective April 1, 1992, the Company adopted a 401(k) savings plan covering all employees. Employees who work for the Company are eligible for participation after three months of service. Company contributions to the savings plan are made at the discretion of the Company's Board of Directors. The Company made no contributions in 1998 and 1997.

                              STARBASE CORPORATION

8.  STOCK OPTION PLANS

The Company's stock option plan (the "1996 Plan") provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at March 31, 1998 was nine years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 2,452,531 were outstanding at March 31, 1998. In addition, the Company has granted non-qualified stock options, of which 967,996 were outstanding at March 31, 1998.

Stock option activity for the two years ended March 31, 1998 is as follows:

                                                           Number       Option price
                                                         Of Shares      per share (US$)
                                                         ---------      ---------------
Outstanding at March 31, 1996                            1,637,395       2.21 - 10.10

Granted                                                  1,345,280       1.43 -  4.44
Lapsed or canceled                                        (773,795)      2.21 - 10.10
Exercised                                                 (126,838)      2.21 -  2.42
                                                         ---------
Outstanding at March 31, 1997                            2,082,042       1.43 -  5.46

Granted                                                  2,045,827        .84 -  3.44
Lapsed or canceled                                        (586,552)      1.25 -  5.46
Exercised                                                 (120,790)      1.25 -  1.75
                                                         ---------
Outstanding at March 31, 1998                            3,420,527        .84 -  3.44
                                                         =========
Exercisable at March 31, 1998                              945,819
                                                         =========

In May 1997, the Board of Directors authorized a repricing of employee stock options then outstanding, to $1.25, which was above market value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS no. 123, "Accounting for Stock-Based Compensation", the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had the compensation cost for the Company's plan been determined using the fair value method, the compensation expense would have had the effect of increasing the Company's net loss applicable to common stock for the years ended March 31, 1998 and 1997 to the pro forma amounts of $10,286,000 and $7,042,000, respectively, with a corresponding pro forma loss per common share of $0.73 and $0.64, respectively. These pro forma amounts were determined estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, the Federal Reserve Board's 5 year treasury constant maturity interest rate for the month of grant, 5 years expected life and an expected rate of volatility of 45.8% were applied to all grants for the year ended March 31, 1997. Assumptions of no dividend yield, the Federal Reserve Board's 3 year treasury constant maturity interest rate for the month of grant, 3 years expected life and an expected rate of volatility of 55.0% were applied to all grants for the year ended March 31, 1998. The weighted-average fair value at grant date for the options granted during 1998 and 1997 was $.48 and $1.38 per option, respectively.

                              STARBASE CORPORATION

9.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space, under a non-cancelable operating lease expiring in February 1999, as well as certain of its office equipment. Minimum rental commitments under lease agreements at March 31, 1998 are as follows:

                                                 Non-cancelable
Year ending March 31,                           Operating Leases
                                                ----------------
                                                 (In thousands)
        1999                                          $197
        2000                                            23
        2001                                            23
        2002                                            23
        2003                                             5
                                                      ----
Total payments                                        $271
                                                      ====

Rent expense totaled $200,000 (1998) and $245,000 (1997).

During fiscal year 1996, the Company borrowed shares of the Company's stock from certain directors (Note 10). Since the borrowed shares were not registered and were sold, a future liability estimated at $153,000 could arise, if the underlying transactions conducted by the directors were rescinded. Management believes, based on counsel's advice, that the liability, if any, would not have a material adverse impact on the Company's financial position, results of operation or cash flows.

10. RELATED PARTIES

During fiscal 1996, the Company was experiencing financial difficulties and had limited cash flow. Three directors of the Company agreed to assist the Company by "loaning" to the Company a total of 58,333 shares of the Company's Common Stock beneficially owned by the directors. In fiscal 1996, the Company entered into agreements with the directors evidencing the stock loans. The shares, or the proceeds from the shares, were used by the Company for general corporate purposes. One of the directors sold 33,333 shares in the public market and delivered the proceeds to the Company. The other two directors transferred an aggregate of 25,000 shares to a third party in payment of an obligation of the Company. In fiscal 1997, the Board of Directors of the Company approved the repayment of the stock loans by issuing restricted shares to the directors.

In fiscal 1995, the Board of Directors authorized the Company to loan William Stow III, President and CEO of StarBase, the sum of $126,000. At March 31, 1998, the principal and accrued interest aggregated $89,447. At March 31, 1997, the principal and accrued interest aggregated $84,619. The loan is evidenced by a promissory note and is secured by shares of the Company's common stock, which are owned by Mr. Stow. The note is payable on November 4, 1998 and bears interest at a rate of 6.34% per annum, payable at maturity.

The Company entered into a two year agreement with John Snedegar, a director, which was terminated through mutual consent by the parties on March 31, 1996, subject to payment of $280,000 to Mr. Snedegar for services performed by him. The Company paid Mr. Snedegar in the first quarter of fiscal 1997.

In January 1997, the Company entered into consulting agreements with Mr. Alan M. Davis, former President and CEO, and Mr. Robert W. Leimena, former Chief Financial Officer of the Company. The total amount due aggregated $160,000 and was paid in fiscal 1997.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

11.   SUPPLEMENTAL CASH FLOWS INFORMATION

                                                               Year ended
                                                                March 31,
                                                           -------------------
(In thousands)                                              1998         1997
--------------                                             ------       ------
  Interest paid in cash                                    $  11         $ 21
  Income taxes paid                                            1            3

Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends      4,492        1,096
  Conversion of preferred stock to common stock
    (Note 6)                                                   8           26
  Conversion of debentures to equity (Note 6)              2,875
  Conversion of warrants to common stock (Note 6)             16
  Capitalized Lease Financing                                 54
  Conversion of promissory notes to equity (Note 6)                        75
  Conversion of loans from officers to equity (Note 6)                    153
  Common stock issued as finder's fees                                     40
  Retirement of treasury shares                                            21
  Common stock Issued for services                                        127
  Options for  services provided                              28           51

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1998.


ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1998.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1998.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (3) EXHIBITS WITH EACH MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED IDENTIFIED

See paragraph (c) below.

(B)     REPORTS ON FORM 8-K

In a report filed on Form 8-K, dated January 9, 1998, the Company reported the completion of the first tranche of a private placement of Series D preferred stock and warrants to purchase common stock as well as the commencement of a private placement of Series E preferred stock and warrants to purchase common stock.

In a report filed on Form 8-K, dated February 20, 1998, the Company reported the completion of the private placement of the Series E preferred stock and warrants to purchase common stock.

(C)     EXHIBITS

Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.


Exhibit                                                                              Ref./
 Number                            Description Of Document                           Page
-------------------------------------------------------------------------------------------
  1.1  Underwriting Agreement between the Company and Dabney/ Resnick, Inc.          (F)
  3.1  Amended and Restated Certificate of Incorporation of the Company.             (B)
  3.2  Amended and Restated Bylaws of the Company.                                   (A)
  3.3  Certificate of Designation, Series C Preferred Stock.                         (F)
  3.4  Certificate of Amendment of Certificate of Designation, Series C
       Preferred Stock.                                                              (F)
  4.1  Investor's Rights Agreement date September 16, 1994 among the Company
       and certain investors.                                                        (B)
  4.2  Registration Rights Agreement dated December 15, 1994.                        (B)
  4.3  Registration Rights Agreement dated December 1995.                            (E)
  4.4  Registration Rights Agreement dated May 1996.                                 (D)
  4.5  Registration Rights Agreement dated June 1996.                                (F)
  10.1 Form of Indemnity Agreement for Directors.                                    (A)
  10.2 Form of Indemnity Agreement for Officers.                                     (A)
  10.3 Performance Share Escrow Agreement, as amended, among the Company,
       Montreal Trust Company of Canada as Escrow Agent, and certain of the
       Company's stockholders.                                                       (A)
  10.4 Sublease dated December 2, 1993 between McDonnell Douglas Travel Company
       and StarBase Corporation, for the Company's Irvine, California facilities.    (B)
  10.5 1996 Stock Option Plan, as amended. (*)                                       (G)
  10.6 Form of Restricted Stock Issuance Agreement.                                  (A)
  10.7 Form of Restricted Stock Purchase Agreement.                                  (A)
  10.8 Forms of Common Stock Subscription Agreements and Warrants used from time to time between the Company and certain of its stockholders in connection
       with certain equity financings, together with a list of equity investors.     (A)


Exhibit                                                                              Ref./
 Number                            Description Of Document                           Page
-------------------------------------------------------------------------------------------
 10.9  Forms of Common Stock Subscription Agreement and Warrants used in November
       1994 Private Placement.                                                       (B)
 10.10 Forms of Common Stock  Subscription  Agreement  and Warrants  used in March
       1995 Private Placement.                                                       (C)
 10.11 Regional Prototype Defined Contribution Plan and Trust of the Company. (*)    (A)
 10.12 Fiscal Agency Agreement between the Company and Canaccord Capital
       Corporation.                                                                  (B)
 10.13 Form of Agents' Warrant. (B) 10.14 Silicon Valley Bank Warrant dated
       December 15, 1994. (B) 10.15 Secured Promissory Note dated July 1, 1995 from
       William R. Stow III. (E) 10.16 Forms of Preferred Stock Subscription
       Agreements and Warrants used in January 1996 Private Placement, together
       with a list of equity investors.                                              (E)
 10.17 Amendment No. 1 to the Sublease  dated  December 1, 1994 between McDonnell
       Douglas Travel Company and StarBase Corporation, for the Company's
       Irvine, California facilities.                                                (E)
 10.18 Amendment No. 2 to the Sublease dated September 1, 1995 between
       McDonnell Douglas Travel Company and StarBase Corporation, for the
       Company's Irvine, California facilities.                                      (E)
 10.19 Forms of Common Stock Subscription Agreement and Warrants used in July
       1995 Private Placement, together with a list of equity investors.             (E)
 10.20 Form of Warrant used in the May 13, 1996 Private Placement.                   (D)
 10.21 Form of Subscription Agreement used in the May 13, 1996 Private Placement.    (D)
 10.22 Form of Preferred Stock Subscription Agreement and Warrant used in the
       June 1996 Private Placement, together with a list of equity investors
       and placement agent.                                                          (F)
 10.23 Lease dated November 22, 1996 between The Provider Fund and StarBase
       Corporation, for the Company's Irvine, California facilities.                 (H)
 10.24 Form of compensation arrangement with former officers and directors.(*)       (I)
 10.25 Form of Convertible Debenture Agreement,  Registration Rights Agreement
       and Warrant used in the August and September 1997 Private Placement.          (J)
 10.26 Form of Convertible Preferred Stock Agreement and Warrant (Series D Units)
       used in the January 1998 Private Placement.                                   (K)
 10.27 Form of Securities Purchase Agreement, Certificate of Amendment of
       Certificate of Designation (Series E Preferred Stock), Form of
       Registration Rights and Warrant used in the February 1998 Private
       Placement.                                                                    (L)
 23.1  Written consent of PricewaterhouseCoopers LLP, Independent Accountants
 27    Financial data schedule

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

  (F) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on August 14, 1996.

  (G) Incorporated herein by reference to the Company's Definitive Proxy Statement (file number 0-25612) filed with the Commission on July 29, 1996.

  (H) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on February 11, 1997.

  (I) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on January 27, 1997.

  (J) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on September 16, 1997.

  (K) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on January 12, 1998.

  (L) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on February 26, 1998.

----------------------
* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of July, 1998.

                                                STARBASE CORPORATION


                                                By: /s/ Douglas S. Norman
                                                    ----------------------------
                                                        Douglas S. Norman
                                                        Director of Finance
                                                        Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and dates indicated.

          Signature                         Title                          Date
          ---------                         -----                          ----

/s/ William R. Stow III          Chairman of the Board, Chief          July 2, 1998
------------------------------      Executive Officer, and
    William R. Stow III         Director (principal executive
                                           officer)


/s/ Donald R. Farrow                President and Director             July 2, 1998
------------------------------
    Donald R. Farrow


/s/ Phillip E. Pearce                      Director                    July 2, 1998
------------------------------
    Phillip E. Pearce


/s/ Daniel P. Ginns                        Director                    July 2, 1998
------------------------------
    Daniel P. Ginns


/s/ John R. Snedegar                       Director                    July 2, 1998
------------------------------
    John R. Snedegar

                                 EXHIBIT INDEX


Exhibit                                                                              Ref./
 Number                            Description Of Document                           Page
-------------------------------------------------------------------------------------------
  1.1  Underwriting Agreement between the Company and Dabney/ Resnick, Inc.          (F)
  3.1  Amended and Restated Certificate of Incorporation of the Company.             (B)
  3.2  Amended and Restated Bylaws of the Company.                                   (A)
  3.3  Certificate of Designation, Series C Preferred Stock.                         (F)
  3.4  Certificate of Amendment of Certificate of Designation, Series C
       Preferred Stock.                                                              (F)
  4.1  Investor's Rights Agreement date September 16, 1994 among the Company
       and certain investors.                                                        (B)
  4.2  Registration Rights Agreement dated December 15, 1994.                        (B)
  4.3  Registration Rights Agreement dated December 1995.                            (E)
  4.4  Registration Rights Agreement dated May 1996.                                 (D)
  4.5  Registration Rights Agreement dated June 1996.                                (F)
  10.1 Form of Indemnity Agreement for Directors.                                    (A)
  10.2 Form of Indemnity Agreement for Officers.                                     (A)
  10.3 Performance Share Escrow Agreement, as amended, among the Company,
       Montreal Trust Company of Canada as Escrow Agent, and certain of the
       Company's stockholders.                                                       (A)
  10.4 Sublease dated December 2, 1993 between McDonnell Douglas Travel Company
       and StarBase Corporation, for the Company's Irvine, California facilities.    (B)
  10.5 1996 Stock Option Plan, as amended. (*)                                       (G)
  10.6 Form of Restricted Stock Issuance Agreement.                                  (A)
  10.7 Form of Restricted Stock Purchase Agreement.                                  (A)
  10.8 Forms of Common Stock Subscription Agreements and Warrants used from time to time between the Company and certain of its stockholders in connection
       with certain equity financings, together with a list of equity investors.     (A)


Exhibit                                                                              Ref./
 Number                            Description Of Document                           Page
-------------------------------------------------------------------------------------------
 10.9  Forms of Common Stock Subscription Agreement and Warrants used in November
       1994 Private Placement.                                                       (B)
 10.10 Forms of Common Stock  Subscription  Agreement  and Warrants  used in March
       1995 Private Placement.                                                       (C)
 10.11 Regional Prototype Defined Contribution Plan and Trust of the Company. (*)    (A)
 10.12 Fiscal Agency Agreement between the Company and Canaccord Capital
       Corporation.                                                                  (B)
 10.13 Form of Agents' Warrant. (B) 10.14 Silicon Valley Bank Warrant dated
       December 15, 1994. (B) 10.15 Secured Promissory Note dated July 1, 1995 from
       William R. Stow III. (E) 10.16 Forms of Preferred Stock Subscription
       Agreements and Warrants used in January 1996 Private Placement, together
       with a list of equity investors.                                              (E)
 10.17 Amendment No. 1 to the Sublease  dated  December 1, 1994 between McDonnell
       Douglas Travel Company and StarBase Corporation, for the Company's
       Irvine, California facilities.                                                (E)
 10.18 Amendment No. 2 to the Sublease dated September 1, 1995 between
       McDonnell Douglas Travel Company and StarBase Corporation, for the
       Company's Irvine, California facilities.                                      (E)
 10.19 Forms of Common Stock Subscription Agreement and Warrants used in July
       1995 Private Placement, together with a list of equity investors.             (E)
 10.20 Form of Warrant used in the May 13, 1996 Private Placement.                   (D)
 10.21 Form of Subscription Agreement used in the May 13, 1996 Private Placement.    (D)
 10.22 Form of Preferred Stock Subscription Agreement and Warrant used in the
       June 1996 Private Placement, together with a list of equity investors
       and placement agent.                                                          (F)
 10.23 Lease dated November 22, 1996 between The Provider Fund and StarBase
       Corporation, for the Company's Irvine, California facilities.                 (H)
 10.24 Form of compensation arrangement with former officers and directors.(*)       (I)
 10.25 Form of Convertible Debenture Agreement,  Registration Rights Agreement
       and Warrant used in the August and September 1997 Private Placement.          (J)
 10.26 Form of Convertible Preferred Stock Agreement and Warrant (Series D Units)
       used in the January 1998 Private Placement.                                   (K)
 10.27 Form of Securities Purchase Agreement, Certificate of Amendment of
       Certificate of Designation (Series E Preferred Stock), Form of
       Registration Rights and Warrant used in the February 1998 Private
       Placement.                                                                    (L)
 23.1  Written consent of Price Waterhouse LLP, Independent Auditors
 27    Financial data schedule

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

  (F) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on August 14, 1996.

  (G) Incorporated herein by reference to the Company's Definitive Proxy Statement (file number 0-25612) filed with the Commission on July 29, 1996.

  (H) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on February 11, 1997.

  (I) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on January 27, 1997.

  (J) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on September 16, 1997.

  (K) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on January 12, 1998.

  (L) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on February 26, 1998.

----------------
* Denotes a management contract or compensatory plan or arrangement.