Form 10KSB/A
period 1998-03-31
STARBASE CORP
filed 1998-08-07
CIK 911577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 1
                                       on
                                  FORM 10-KSB/A

                    X ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1998


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

                              Title of each class:
                              -------------------
                          Common Stock, $0.01 par value

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

Documents Incorporated By Reference: None

         The purpose of this Amendment No. 1 to the Annual Report of StarBase Corporation a Delaware Corporation (the "Company"), on Form 10-KSB for the fiscal year ended March 31, 1998 is to amend the following item: Part III, Items 9, 10, 11 and 12 to include the actual information and, thereby, eliminate the incorporation of the Company's definitive proxy statement by reference.

         Part III is amended to the following:


Part III

Item 9.  Directors and Executive Officers of the Registrant

Directors

         The directors and executive officers of the Company, their ages and present positions with the Company are as follows:


             Name                      Age            Position with the Company
             ----                      ---            -------------------------

William R. Stow III                       53         Chief Executive Officer, Chairman of the Board
                                                        and Director
Donald R. Farrow                          52         President, Chief Operating Officer and Director
Daniel P. Ginns                           48         Director
Phillip E. Pearce                         69         Director
John R. Snedegar                          48         Director
Carlos H. Caballero                       46         Vice President, Marketing
William T. McManes                        48         Vice President, Sales
Alan D. Kucheck                           46         Vice President, Engineering
Douglas S. Norman                         34         Director of Finance, Chief Accounting Officer
                                                               and Assistant Secretary

Directors are elected to one-year terms. Executive Officers of the Company are appointed by the Board of Directors to serve until their removal by the Board of Directors or resignation. At a meeting of the Board of Directors on July 27, 1998, Donald R. Farrow resigned as President and Chief Operating Officer, William R. Stow III was appointed President of the Company by the Board of Directors, and Mr. Farrow was appointed Vice Chairman of the Company by the Board of Directors.

Information about Directors

                  The following is a brief summary of the background of each director:

                  William R. Stow III founded the Company in September 1991. Mr. Stow has served as Chief Executive Officer of the Company since September 1991, exclusive of the period from August 1996 to January 1997. Mr. Stow also served as President of the Company from September 1991 to August 1996, exclusive of the period from April 1994 through July 1995. Mr. Stow has served as a Director of the Company since September 1991, Co-Chairman of the Board from October 1994 to August 1996 and Chairman of the Board since August 1996.

                  Donald R. Farrow has served as the President of the Company since January 1997, Chief Operating Officer and Director of the Company since February 1997. Mr. Farrow had been Vice President, Sales and Marketing since August 1996; Vice President, Sales since May 1996; and a consultant to the Company since March 1996. Prior to that, Mr. Farrow held executive positions with Symantec, Vice President Sales; Novell, Director Western Area; CommVision, Vice President Sales and Marketing; Menlo Corporation, President; and VisiCorp, Director Western Area.

                  Daniel P. Ginns has been a Director of the Company since January 1997. Since October 1996, Mr. Ginns has been Chairman of the Board and Chief Executive Officer of Datametrics Corporation, a reporting company which designs, develops and manufacture printers and computers. From 1989 to 1996, Mr. Ginns was President of Belmont Capital, Inc., a management and financial advisory firm.

                  Phillip E. Pearce has been a Director of the Company since January 1996. Mr. Pearce is the owner of Phil Pearce & Associates since 1986. Prior to that, he was Senior Vice President and a member of the Board of Directors of E. F. Hutton & Co., from 1971 through 1983, a member of the Board of Governors of the New York Stock Exchange, and Chairman of the Board of governors of the NASD. Mr. Pearce is a member of the Board of two other reporting companies, RX Medical Services Corporation and Xybernaut Corporation.

                  John R. Snedegar has been a Director of the Company since December 1991. Since May 1990, Mr. Snedegar has served as President, Director and Chief Executive Officer of United Digital Network Inc., a diversified telecommunications provider based in Irving, Texas. From March 1981 to May 1992, Mr. Snedegar served as President and Chief Executive Officer of AmeriTel Management, Inc., currently known as WCT Communications, Inc. Mr. Snedegar is also a member of the Board of Star Telecommunications, Inc., a reporting company.

Information about non-Director Executive Officers

                  The following is a brief summary of the background of each executive officer of the Company who is not also a director of the Company:

                  Carlos H. Caballero has been a Vice President, Marketing of StarBase since December 1997. Prior to that, Mr. Caballero had been President of Digital Graffiti, Inc., a provider of marketing communications products and services for emerging business-to-business software vendors, since July, 1996; from December 1996 to August 1997, Director of Marketing Communications for True Software, a software configuration management vendor; Director of Marketing at Quest Software from July, 1993 through July, 1996; and from July, 1987 through July 1993, Director of Product Management at Softool Corporation, a provider of software configuration management solutions.

                  William T. McManes has been the Vice President, Sales of StarBase since September, 1997. Previously, Mr. McManes had been Vice President of Sales at Magic Software Enterprise, Inc. since October, 1996; Director-West Region and consultant for Amdahl Corporation from December, 1993 through October, 1996; Owner of Glencoe Consulting from January, 1996 through October, 1996, which was operated exclusively for 2 clients -- Amdahl Corporation and Select Software; and Vice-President of Sales, Template Software from January, 1991 to December, 1993.

                  Alan D. Kucheck has been the Vice President, Engineering of StarBase since January 1995. From July 1993 to January 1995 served as a Project Director for the Company. From August 1990 to March 1993, Mr. Kucheck was Manager, Software Development for IMI, Inc.

                  Douglas S. Norman founded the Company in September 1991. Mr. Norman has been the Chief Accounting Officer since September, 1997; Assistant Secretary of the Company since February, 1997; Director of Finance since June 1996; Financial Manager from 1991 to 1996. Douglas S. Norman is the son-in-law of William R. Stow III.

Section 16(a) Beneficial Ownership Reporting Compliance

                  Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended March 31, 1998 and written representations from its Directors and Executive Officers, there were no late or delinquent filings except that each of Messrs. Ginns, McManes and Sexton (a former Director) failed to file one Form 4 and Mr. Norman failed to file one Form 5.

Involvement in certain legal proceedings

                  No director or officer of the Company has within the last five years prior to the date hereof, been subject to any penalties or sanctions imposed by a court or securities regulatory authority relating to trading in securities, promotion or management of a publicly traded issuer, theft or fraud.

                  No director or officer of the Company has within the last five years prior to the date hereof, been declared bankrupt or made a voluntary assignment in bankruptcy, nor made a proposal or been subject to any proceedings under any legislation relating to bankruptcy or insolvency.

Item 10.  Executive Compensation

General and Summary Compensation Table

                  The following table sets forth certain summary information regarding compensation paid or accrued by the Company to, or on behalf of, the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company (the "Named Executive Officers"), for services rendered in all capacities to the Company during the fiscal years ended March 31, 1996, 1997, and 1998. Except as otherwise noted, no Named Executive Officer received any restricted stock award, stock appreciation right or payment under any long-term incentive plan.



                                          Summary Compensation Table (1)

                                                        Annual Compensation          Long-Term Compensation
                                                ------------------------------------ -----------------------

                                                                             Other                All Other
                                                                            Annual   Securities  Compensation
                                                                            Compen-  Underlying      (7)
    Name and Principal Position        Year        Salary        Bonus      sation   Options (2)
------------------------------------ ---------  ------------  ------------ --------- -------------------------

William R. Stow III (3)                1998      150,000         $    --    $   --    249,790       $   --
  Chief Executive Officer,             1997      137,818              --        --    175,000           --
  Chairman of the Board and Director   1996      115,000              --        --         --           --

Carlos H. Caballero                    1998       40,000              --        --    150,000           --
  Vice President, Marketing            1997            -              --        --         --           --
                                       1996            -              --        --         --           --

Donald R. Farrow (4)                   1998      150,000              --        --    297,447           --
  President, Chief Operating           1997      101,031              --        --    231,250       62,942
   Officer and Director                1996           --              --        --         --           --

Alan D. Kucheck (5)                    1998      120,833              --        --    245,075           --
  Vice President, Engineering          1997      110,000              --        --     65,667           --
                                       1996      110,000           6,358        --    110,000           --


William T. McManes                     1998       70,096              --        --     150,000      18,990
  Vice President, Sales                1997           --              --        --          --          --
                                       1996           --              --        --          --          --

Douglas S. Norman (6)                  1998       72,100              --        --      91,700          --
  Director of Finance                  1997       66,326              --        --      37,924          --
  Chief Accounting Officer             1996       56,000              --        --      16,666          --
  Assistant Secretary


-------------

(1) Certain columns have been omitted if they do not apply to any of the Named Executive Officers.

(2) Amounts represent stock options granted and/or repriced for the period shown.

(3) Options granted during fiscal year 1998 include options to purchase 156,666 shares of the Company's Common Stock, originally granted in prior years, that were repriced.
                                       -5-

(4) Options granted during fiscal year 1998 include options to purchase 206,250 shares of the Company's Common Stock, originally granted in prior years, that were repriced.

(5) Options granted during fiscal year 1998 include options to purchase 175,667 shares of the Company's common stock, originally granted in prior years, that were repriced. Fiscal year 1996 listed options include the right to purchase 59,000 shares of the Company's common stock that had been granted prior to 1996 and were repriced in fiscal year 1996.

(6) Options granted during fiscal year 1998 include options to purchase 54,590 shares of the Company's common stock, originally granted in prior years, that were repriced. Fiscal year 1996 listed options include the right to purchase 3,332 shares of the Company's common stock that had been granted prior to 1996 and were repriced in fiscal year 1996.

(7) Amounts listed as All Other Compensation represent commissions earned or consulting fees.

Stock Options

         The following table sets forth information concerning stock option grants made during the fiscal year ended March 31, 1998 under the Company's Stock Option Plan to Named Executive Officers. No stock appreciation rights were granted to such individuals during the fiscal year.

                 Option/SAR Grants In Year Ended March 31, 1998


                                       Individual Grants
-----------------------------------------------------------------------------------------------


                         Number of
                    Securities Underlying  Percent of Total
                       Options/ SARS         Options/SARS        Exercise
                          Granted        Granted to Employees  or Base Price    Expiration
       Name          (# of Shares) (1)    In Fiscal Year (2)    ($/Sh) (3)         Date
------------------- -------------------- --------------------- -------------  ---------------

William R. Stow                    6,666           *                    $ 1.75        1/30/05
                                 150,000           4                      1.25         8/7/06
                                  15,000           *                      0.84         5/7/07
                                  25,000           1                      1.52        9/24/07
                                  53,124           1                      1.63        1/22/08

Carlos H. Caballero              100,000           3                      1.35        12/1/07
                                  50,000           1                      1.63        1/22/08

Donald R. Farrow                 125,000           3                      1.25         5/3/06
                                  31,250           1                      1.25        11/8/06
                                  50,000           1                      1.25        2/12/07
                                  20,625           1                      0.84         5/7/07
                                  25,000           1                      1.52        9/24/07
                                  45,572           1                      1.63        1/22/08

Alan D. Kucheck                   59,000           2                      1.25        4/21/03
                                   6,000           *                      1.25        8/11/05
                                  45,000           1                      1.25        12/7/05
                                  65,667           2                      1.25        11/8/06
                                  17,567           *                      0.84         5/7/07
                                  51,841           1                      1.63        1/22/08

William T. McManes               125,000           3                      1.52        9/24/07
                                  25,000           1                      1.63        1/22/08

Douglas S. Norman                  1,666           *                      1.25        1/25/03
                                   1,666           *                      1.25       10/25/04
                                   9,334           *                      1.25        8/11/05
                                   4,000           *                      1.25        12/7/05
                                  18,333           *                      1.25         5/8/06
                                  19,591           1                      1.25        11/8/06
                                  20,459           1                      0.84         5/7/07
                                  16,651           *                      1.63        1/22/08


(1) Options granted to purchase common stock. Generally, twenty-five percent of the shares granted vest one year from the date of grant with the remaining shares vesting equally over the following thirty-six months. All of the options shown have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with the Company.

(2) The Company granted options to purchase a total of 2,045,827 shares of Common Stock to employees during the year ended March 31, 1998. In addition, options to purchase 1,715,580 shares of the Company's Common Stock were granted in prior years and were repriced.

(3) The exercise price may be paid in cash or in shares of Common Stock valued at fair market value on the exercise date.

*      Less than 1%.

Option Exercises, Holdings  and Fiscal Year-End Values

       The following table sets forth information concerning the number of shares covered by both exercisable and unexercisable options held by each of the Named Executive Officers as of March 31, 1998. No options were exercised during the fiscal year ended March 31, 1998 by any of the Named Executive Officers.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1998
                     AND OPTION VALUES AS OF MARCH 31, 1998



                          Shares                      Number of Securities
                         Acquired                    Underlying Unexercised          Value of Unexercised
                            on         Value               Options at              in-the-Money Options at
                         Exercise    Realized         March 31, 1998 (# of            March 31, 1998 (1)
                                                            shares)
                                                 ------------------------------ ------------------------------

         Name               (#)         ($)       Exercisable    Unexercisable   Exercisable    Unexercisable
----------------------  ----------- -----------  --------------  -------------- --------------  --------------

William R. Stow III         --          --              109,789         165,001      $ 195,502       $ 309,121

Carlos H. Caballero         --          --                   --         150,000             --         266,313

Donald R. Farrow            --          --              140,622         181,825        259,537         347,419

Alan D. Kucheck             --          --              110,075         135,000        216,710         253,284

William T. McManes          --          --                   --         150,000             --         252,063

Douglas S. Norman           --          --               28,591          63,109         56,289         126,307
------------

(1) Calculated based on the closing price of the Company's Common Stock as reported on the NASDAQ SmallCap on March 31, 1998 of $3.21875 per share, less the applicable exercise price.

Board Compensation

       Prior to January 1998, directors who are not employees of the Company were not compensated, except for reimbursement of travel expenses. Starting in January 1998, directors who are not employees receive $1,000 per month in addition to reimbursement of travel expenses. Pursuant to the Company's Stock Option Plan, non-employee directors may receive non-qualified stock option grants for shares of the Company's Common Stock. All options awarded to non-employee directors have an exercise price per share at the market price of the Common Stock on the date of grant. The options have a 10-year term.

       In addition, Mr. Pearce performed certain consulting services for which he was compensated $600 during fiscal 1998.

Option Repricing

       The following table provides information relating to the repricing of certain options held by the executive officers of the Company named in the Summary compensation table that occurred during the fiscal year ended March 31, 1998. The only previous repricing of any options granted by the Company to any executive officer was done in August and September, 1995.

                              Option/SAR Repricings


                                             Number of                                                Length of
                                             Securities         Exercise                           Original Option
                                             Underlying      Price of Stock                             Term
                                              Options          at Time of             New           Remaining at
                                            Repriced or       Repricing or         Exercise            Date of
                                              Amended           Amendment            Price          Repricing or
         Name                  Date             (#)             ($/Share)           ($/Sh)            Amendment
-----------------------    ------------    --------------   -----------------    -------------    -----------------

Donald R. Farrow               5/7/1997            31,250            2.60             1.25            9.5 yrs.
                               5/7/1997            50,000            1.74             1.25            9.7 yrs.
                               5/7/1997           125,000            3.50             1.25            9.0 yrs.

Alan D. Kucheck                5/7/1997            59,000            2.21             1.25            6.0 yrs.
                               5/7/1997             6,000            2.21             1.25            8.3 yrs.
                               5/7/1997            45,000            2.32             1.25            8.5 yrs.
                               5/7/1997            65,667            2.60             1.25            9.5 yrs.

Douglas S. Norman              5/7/1997             1,666            2.21             1.25            5.7 yrs.
                               5/7/1997             1,666            2.21             1.25            7.5 yrs.
                               5/7/1997             9,334            2.21             1.25            8.3 yrs.
                               5/7/1997             4,000            2.32             1.25            8.5 yrs.
                               5/7/1997            18,333            4.32             1.25            9.0 yrs.
                               5/7/1997            19,591            2.60             1.25            9.4 yrs.

William R. Stow III            5/7/1997           150,000            3.07             1.25            9.2 yrs.
                               8/5/1997             6,666            5.69             1.75            7.7 yrs.


Report of Repricing of Options

         In May and August 1997 the Board of Directors reviewed the grant prices of stock options to determine if the options were still effective as long-term incentives to encourage commitment to the Company. Because the exercise price of most stock options had been above the market price of the Company's stock for some time, the Board of Directors decided to reprice certain outstanding stock options. As a result of the review the Board of Directors offered to option holders an opportunity to terminate their existing options in exchange for the grant
                                       -9-
of new options above the current market price of the Company stock. All other terms of the stock option grants remained the same.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         The following table sets forth at June 30, 1998 certain information regarding the ownership of each class of the Company's voting securities by each person known by the Company to be the beneficial owner of more than five percent of each class of the Company's outstanding voting securities.




                                                  Number of          Percentage
                                                  Shares of              of
Name (1)                                        Common Stock        Common Stock
--------                                        ------------        ------------

Amerindo Investment Advisors, Inc.                 1,751,721       9.2
One Embarcadero, Suite 2300
San Francisco, California 94111-3162


-------------

(1) Beneficial ownership is expressly disclaimed for Amerindo Advisors, Inc. (922,093 shares of Common Stock) and Amerindo Advisors, Inc. - Panama (829,628 shares of Common Stock). Messrs. Alberto W. Vilar and Gary A. Tanaka, as the sole shareholders and directors of the Advisor Entities, share with each other investment and dispositive power as to all of the shares shown as owned by the Advisor Entities, who otherwise have sole investment and dispositive power with respect thereto, except that each client of the Advisor Entities has the unilateral right to terminate the advisory agreement with the Advisor Entity in question on notice which typically need not exceed 30 days.

Security Ownership of Management

         The following table sets forth at June 30, 1998 certain information regarding the ownership of each class of the Company's voting securities by (i) each of the Company's Directors, (ii) each of the Named Executive Officers, and
(iii) all executive officers and Directors of the Company as a group.



                                                     Number of Shares of      Percentage of
Name (1)                                                 Common Stock         Common Stock
--------                                                 ------------         ------------

Carlos H. Caballero (3)                                           0              *%
Donald R. Farrow (2)(3)(4)                                  188,760              1.0
Daniel P. Ginns  (2)(5)                                     217,658              1.1
Alan D. Kucheck (3)(6)                                      127,718               *
William T. McManes (3)                                            0               *
Douglas S. Norman (3)(7)                                     55,284               *
Phillip E. Pearce  (2)(6)                                    73,958               *
John R. Snedegar (2)(8)                                     176,155               *
William R. Stow III (2)(3)(9)                               753,559              3.9
Total:  All directors and named executive officers        1,593,092              8.1
(9 persons) (10)

-------------

(1) Except as otherwise noted, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. Unless otherwise indicated, the address of each person named in the above table is in care of StarBase Corporation, 18872 MacArthur Boulevard, Irvine, California 92612.

(2)      Director.

(3)      Named Executive Officer.

(4) Includes 173,760 shares of Common Stock issuable upon the exercise of stock options that are exercisable or will be exercisable by August 29, 1998.

(5) Includes 48,958 shares of Common Stock issuable upon the exercise of stock options that are exercisable or will be exercisable by August 29, 1998 and 5,500 shares of Common Stock held by Mrs. Ginns. Mr. Ginns disclaims beneficial ownership of the shares held by Mrs. Ginns.

(6) Represents shares of Common Stock issuable upon the exercise of stock options that are exercisable or will be exercisable by August 29, 1998.

(7) Includes 40,498 shares of Common Stock issuable upon the exercise of stock options that are exercisable or will be exercisable by August 29, 1998. Also includes 13,786 shares subject to a Performance Escrow Agreement.

(8) Includes 62,290 shares of Common Stock issuable upon the exercise of stock options by Mr. Snedegar that are exercisable or will be exercisable by August 29, 1998. Also includes 14,944 shares held by Mr. Snedegar as trustee of the Snedegar Revocable Living Trust; 1,667 shares held by Norexco Petroleum of which Mr. Snedegar is President; and 83,501 shares held by Access Financial Limited of which Mr. Snedegar is the general partner.

(9) Includes 573,119 shares of Common Stock held by Mr. Stow as trustee of the Stow Family Trust, of which, 568,124 shares are subject to a Performance Escrow Agreement. Also includes an aggregate of 1,749 shares of Common Stock held by Mr. Stow in trust for his daughter and minor son. Also includes 135,310 shares of Common Stock and 9,499 shares of Common Stock issuable upon the exercise of stock options by Mr. Stow and Mrs. Stow, respectively, that are exercisable or will be exercisable by August 29, 1998. Mr. Stow disclaims beneficial ownership of the shares exercisable by Mrs. Stow.

(10) Includes a total of 671,991 shares of Common Stock issuable upon exercise of stock options held by all directors and named executive officers of the Company as a group.

*        Less than 1%.

Item 12. Certain Relationships and Related Transactions

Certain Transactions

         In fiscal 1995, the Board of Directors authorized the Company to loan William Stow III, then President and CEO of StarBase, the sum of $126,000. At March 31, 1998, the principal and accrued interest amounts were $76,153 and $13,294, respectively. The loan is evidenced by a promissory note and is secured by shares of the Company's common stock, which are owned by Mr. Stow. The note is payable on November 4, 1998 and bears interest at a rate of 6.34% per annum, payable at maturity.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1998.

                                                     STARBASE CORPORATION



                                            By:  /s/ Douglas S. Norman
                                                 -------------------------------
                                                     Douglas S. Norman
                                                     Director of Finance
                                                     Chief Accounting Officer