Form 10QSB
period 1998-06-30
STARBASE CORP
filed 1998-08-14
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                         Commission File Number: 0-25612


                              STARBASE CORPORATION
             (Exact name of Registrant as specified in its charter)


                Delaware                                       33-0567363
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification Number)


      4 Hutton Centre Dr. Suite 800
          Santa Ana, California                                   92707
  (Address of principal executive offices)                      (Zip code)


                                 (714) 445-4400
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes  [X]         No  [ ]


Number of shares outstanding as of July 31, 1998:   Common Stock:     19,299,405
                                                    Preferred Stock:   3,076,053

Transitional Small Business Disclosure Format:      Yes  [ ]         No  [X]

================================================================================

                              STARBASE CORPORATION

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Balance Sheets at June 30, 1998 (Unaudited) and March 31, 1998           3

           Statements of Operations (Unaudited) for the three month
           period ended June 30, 1998 and 1997                                      4

           Statements of Cash Flows (Unaudited) for the three month
           period ended June 30, 1998 and 1997                                      5

           Notes to Financial Statements (Unaudited)                                6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                               10

PART II.   OTHER INFORMATION

   ITEM 5. Other Information                                                       13

   ITEM 6. Exhibits and Reports on Form 8-K                                        14

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)

                                                                June 30,         March 31,
                                                                 1998              1998
                                                              -----------      ------------
                                                              (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                     $  1,665         $  4,167
  Accounts receivable, net of allowances of $133                   1,058              464
    (June 30, 1998) and $89 (Mar 31, 1998)
  Notes and other receivables                                         59               45
  Prepaid expenses and deferred charges                              143              113
  Inventories                                                         83               57
                                                                --------         --------
    Total current assets                                           3,008            4,846

Property and equipment, net                                          844              747
Note receivable from officer                                          76               76
Other non-current assets                                              25               13
                                                                --------         --------
Total assets                                                    $  3,953         $  5,682
                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                      $  1,432         $    941
  Deferred income                                                    306              263
  Current portion of capital lease obligation                          9               10
                                                                --------         --------
    Total current liabilities                                      1,747            1,214

Capitalized lease obligation, less current portion                    34               38
                                                                --------         --------
    Total liabilities                                              1,781            1,252

Shareholders' equity:
  Preferred stock, $.01 par value; $4,154
    (June 30, 1998) and $4,716 (March 31, 1998)
    liquidation value; authorized 10,000,000;
    issued and outstanding 3,322,953 shares
    (June 30, 1998) and 3,772,953 (March 31, 1998)                    33               38
  Common stock, $.01 par value; authorized 50,000,000;
   issued and outstanding 19,049,405 (June 30, 1998) and
   18,580,499 (March 31, 1997)                                       190              186
 Additional paid-in capital                                       46,464           46,287
 Accumulated deficit                                             (44,515)         (42,081)
                                                                --------         --------
  Total shareholders' equity                                       2,172            4,430
                                                                --------         --------
Total liabilities and shareholders' equity                      $  3,953         $  5,682
                                                                ========         ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                           Three months ended
                                                                June 30,
                                                      ------------------------------
                                                                             1997
                                                                           Restated
                                                                             (See
                                                         1998               Note 4)
                                                      ----------          ----------
Revenues:
  Products                                             $    892           $    227
  Maintenance & training                                    153                 41
  License and royalty                                       108                 70
                                                       --------           --------

    Total revenues                                        1,153                338

Cost of Sales:
  Products, licenses and other                              239                 32
                                                       --------           --------

Gross margin                                                914                306

Operating Expenses:
  Research and development                                1,053                544
  Selling, general and administrative                     2,182              1,118
                                                       --------           --------

    Total operating expenses                              3,235              1,662
                                                       --------           --------

  Operating loss                                         (2,321)            (1,356)

  Interest income                                            42                 25
  Interest expense                                           (2)                (1)
  Other income and expense                                   --                 --
                                                       --------           --------
  Total interest and other income and expense                40                 24

Loss before income taxes                                 (2,281)            (1,332)

  Provision for income taxes                                 --                 --
                                                       --------           --------

Net loss                                               $ (2,281)          $ (1,332)

  Non-cash dividend                                         156              1,660
                                                       --------           --------

Net loss applicable to common stock                    $ (2,437)          $ (2,992)
                                                       ========           ========

Per share data:
  Basic and diluted loss per common share              $  (0.14)          $  (0.25)
                                                       ========           ========

  Weighted average number of
   common shares outstanding                             17,476             12,002
                                                       ========           ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Three months ended
                                                              June 30,
                                                    --------------------------
                                                      1998              1997
                                                    --------          --------
Cash Flows from Operating Activities:
  Net loss                                          $(2,281)          $(1,332)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                        90                53
    Provision for doubtful accounts and
      sales returns                                      44                39
    Loss on disposition of property,
      equipment and capital lease                        --                --
    Write-down of assets                                 --                --
    Gain on debt restructuring                           --                --
    Recognition of deferred income                       43                --
    Amortization of financing costs                      --                --
    Amortization of debt discount                        --                --
    Other adjustments                                    --                --
    Changes in assets and liabilities,
      excluding the effect of
      Non-cash transactions:
      Accounts receivable                              (638)              (78)
      Notes and other receivables                       (14)              (61)
      Inventories                                       (26)               13
      Prepaid expenses and deferred
        charges                                         (30)               94
      Other assets                                      (12)                1
      Accounts payable and accrued
        liabilities                                     491              (132)
                                                    -------           -------
Net cash used by operations                          (2,333)           (1,403)

Cash Flows from Investing Activities:
  Proceeds from disposition of property
    and equipment                                        --                --
  Capital expenditures                                 (187)               (8)
                                                    -------           -------

Net cash used by investing activities                  (187)               (8)

Cash Flows from Financing Activities:
  Proceeds from sale of preferred stock                  --                --
  Proceeds from  sale of convertible
    debentures                                           --                --
  Proceeds from issuance of common stock:
    From stock purchase plan                             --                --
    From private placements                              --                --
    From exercise of options                             23                --
    From exercise of warrants                            --                --
  Payment of financing related costs                     --               (14)
  Payments on capitalized lease obligations              (5)               (1)
  Loans from officers/directors                          --                --
  Repayment of loans from officers/directors             --                --
  Repayment of (disbursement of) loan to officer         --                --
                                                    -------           -------

Net cash provided (used) by financing activities         18               (15)
                                                    -------           -------
Net increase (decrease) in cash                      (2,502)           (1,426)

Cash and cash equivalents, beginning of period        4,167             2,722
                                                    -------           -------
Cash and cash equivalents, end of period            $ 1,665           $ 1,296
                                                    =======           =======

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   DESCRIPTION OF BUSINESS

StarBase Corporation, a Delaware corporation (the "Company"), is a leading provider of advanced Internet and intranet based technical collaboration and software configuration management (SCM) tools. The Company develops, markets and supports team-oriented development software that targets the evolving needs of corporate info-structures which support projects requiring technical collaboration on an enterprise level. The Company's current product line consists of the recently launched products StarTeam(R) 3.0 and StarTeam(R) 2000, as well as RoundTable(R) and Versions(R). StarTeam 3.0 has been recognized in the industry as the only product to effectively integrate the essential components of SCM tools in one easy-to-use and intuitive interface built on top of a collaborative framework. The Company has chosen to focus on technical collaboration and team productivity since the wide usage of the Internet has created a tremendous potential market for distributed project teams needing secure, remote access to projects. Additionally, StarTeam 2000 is specifically designed to address the complex and mission critical issues involved with the management, asset tracking and reporting issues surrounding Year 2000 compliance projects. The Company has also practically eliminated the barriers to entry for current users of other SCM tools by inter-operating with the leading Windows based SCM products. Furthermore, the Company's products utilize and are tightly integrated with various Microsoft technologies, a market leader in technology software.

2.  BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the StarBase Corporation report to the Securities and Exchange Commission on Form 10-KSBA, for the year ended March 31, 1998.

The interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. Certain prior period balances have been reclassified to conform to current period classifications. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the operating results for a full year.

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

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                             June 30,       March 31,
(In thousands)                                                 1998           1998
                                                           --------------  ------------

      ACCOUNTS RECEIVABLE
      Trade accounts receivable                              $ 1,191         $   553
      Less allowance for doubtful accounts                      (133)            (89)
                                                             -------         -------
                                                             $ 1,058         $   464
                                                             =======         =======

      PROPERTY AND EQUIPMENT
      Computer hardware                                      $ 1,296         $ 1,110
      Furniture and fixtures                                     256             255
      Computer software                                          269             269
      Leasehold improvements                                      40              40
                                                             -------         -------
                                                               1,861           1,674
      Less accumulated depreciation and amortization          (1,017)           (927)
                                                             -------         -------
                                                             $   844         $   747
                                                             =======         =======

      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
      Trade accounts payable                                 $   842         $   390
      Accrued professional fees                                  161             255
      Accrued wages and bonuses                                  396             205
      Other accrued expenses                                      33              91
                                                             -------         -------
                                                             $ 1,432         $   941
                                                             =======         =======

4.  RESTATEMENT OF PRIOR PERIOD RESULTS

The Company has restated the results of the first quarter of fiscal 1998 to recognize a non-cash dividend aggregating $1,660,000 as a result of common stock issued in exchange for warrants to acquire shares of the Company's common stock. This dividend represents the excess of the fair value of the Company's common stock on the offer date over the estimated fair value of the warrants exchanged. The estimated fair value of the warrants was determined using the Black-Scholes method. This dividend did not change overall shareholders' equity.

The Company offered the holders of the Company's outstanding warrants the option to exchange all issued and outstanding warrants for shares of the Company's common stock. Each warrant holder accepting the offer by midnight, Pacific Standard Time, on June 30, 1997, the expiration date of the offer, would receive one share of common stock for every three warrants held. The warrants which remain unexchanged subsequent to the expiration date of the offer will continue under the original terms of each warrant. At June 30, 1997, 4,734,534 warrants were converted and 1,581,150 common shares had been issued upon conversion of such warrants.

There are certain overhead expenses, such as facility and insurance expenses, that have been reclassed from Selling, general & administrative to Research & development. For the quarter ended June 30, 1998, the amount totaled approximately $46,000.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

5.      EQUITY TRANSACTIONS

The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. During the quarter ending June 30, 1998, 350,000 shares of Series D Preferred Stock and 100,000 shares of Series E Preferred Stock were converted into 350,000 and 100,000 shares of common stock, respectively. As of June 30, 1998, 550,000 shares of Series D Preferred Stock and 2,772,953 shares of Series E Preferred Stock were outstanding.

During the quarter ended June 30, 1997, the remaining 25,000 shares of Series C Preferred Stock were converted into 144,230 shares of common stock.

WARRANTS
Warrant activity for the three month period ended June 30, 1998 is as follows:

                                                            Warrant Price
                                                Shares         Per Share
                                               ---------    ---------------
Outstanding at March 31, 1998                  2,177,722      US$1.25 - $1.80
Granted                                               --
Exercised                                             --
Expired                                               --
                                               ---------
Outstanding at June 30, 1998                   2,177,722      US$1.25 - $1.80
                                               =========

6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                    Three months
                                                   Ended June 30,
                                                --------------------
  (In thousands)                                  1998        1997
                                                --------    --------
Interest paid                                   $   6       $     2
Income taxes paid                                  --            --

Non-cash investing and financing
  transactions:
  Non-cash preferred stock and common
    stock dividends                              (156)       (1,660)
  Conversion of preferred  stock to
    common stock (Note 5)                          --             1
  Common stock issued in 3-for-1 warrant
    conversion (Note 4)                            --            16
  Equipment purchased under capitalized lease      --            --

7.  COMMITMENTS AND CONTINGENCIES

As of June 30, 1998, there have been no significant changes to the commitments and contingencies reported on the Company's most recent Form 10-KSBA except as disclosed in Note 8 regarding the lease of new office space.

8.   SUBSEQUENT EVENTS

Effective July 31, 1998, the Company completed a private placement of 3,000 shares of Series G Preferred Stock for $3,000,000.

In July 1998, the Company entered into a sub-lease for new office space located at 4 Hutton Centre Drive, Santa Ana, CA 92707. The new offices consist of 17,000 square feet costing approximately 27,000 per month through February 22, 2000. The Company also entered into a lease agreement for 4,100 contiguous square feet beginning October 1998 (pending build out) through September 2003 at a rate of approximately $8,000 per month. In addition, the Company entered into a lease agreement for the 17,000 square feet beginning February 23, 2000 through September 2003 at a rate of approximately $41,000 per month.

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue increased in the three month period ended June 30, 1998 by $815,000 or 241%, to $1,153,000, from $338,000 in the same three month period of the previous year due to the increase in product revenue, $777,000, combined with the increase in license and royalty revenue from the Company's Roundtable product of $38,000. The increase in product revenue has been favorably affected by the February 1998 release of the StarTeam 3.0 family of products. In addition, the Company completed the first sale of its Y2K product, StarTeam 2000.

Gross profit increased in the three month period ended June 30, 1998 to $239,000 from $32,000 in the same quarter of the previous year chiefly due to the increase in royalty expense associated with StarTeam 3.0.

Cost of products consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product.

Operating expenses in the three month period ended June 30, 1998 to $3,235,000 from $1,662,000 in the same quarter of the previous year. This increase was primarily due to the building of the sales & marketing and research & development infrastructures. At June 30, 1998, the Company had 82 employees, which consisted of 28 in sales & marketing, 41 in research & development and 13 in general & administrative. At June 30, 1997, the Company had 44 full-time employees, which consisted of 13 in sales & marketing, 23 in research & development and 8 in general & administrative.

Research and development expenses. Research & development expenses include personnel and other such direct and overhead expenses incurred in the development of the Company's products. StarBase continues to make significant investments in research and development to bring new products to market and to support existing products. In the three month period ended June 30, 1998 overall research and development expenses increased to $1,053,000 compared to $544,000 for the same period in the prior year primarily as a result of the increase in development staff.

Selling, general and administrative expenses. Selling, general & administrative expenses for the three months ended June 30, 1998 increased approximately $1,064 over the same period in the prior year. This increase was mainly the result of additional sales and marketing personnel coupled with the advertising and promotion programs to launch the StarTeam 3.0 family of products.

INTEREST INCOME/EXPENSE

Interest income for the three month period ended June 30, 1998 increased to $42,000 compared to $25,000 for the same period in the prior year.

Interest expense for the three month period ended June 30, 1998 increase to $2,000 compared to $1,000 for the same period in the prior year.

INCOME TAXES

The Company has not recorded a current or deferred provision for federal income taxes for any period to date, as a result of losses incurred since its inception. Any provision for income taxes represents the minimum required for state taxes.

NON-CASH DIVIDEND

Non-cash dividend for the three month period ended June 30, 1998 was $156,000 due to the beneficial conversion feature of the Series D Preferred Stock issued in January and March 1998. Non-cash dividend for the three month period ended June 30, 1997 was $1,660,000 due to the common stock issued in exchange for warrants to acquire shares of the Company's common stock (See Note 4).

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY EFFECT FUTURE RESULTS

The following discussion contains forward-looking statements within the meaning of Sections 21E and 27A of the Securities Exchange Act of 1934. These forward looking statements are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to, the growth rates of certain market segments, the timing of software product introductions, market acceptance of product introductions, the positioning of the Company's products in those segments, price pressures and the rapidly changing competitive environment in the software industry, success in technological advances and their implementation, business conditions and the general economy, the Company's ability to manage its business in its evolution from a development stage company, and the Company's ability to establish strategic alliances. Additional information on these and other risk factors which could affect the Company's financial results is included in the Company's Annual Report for the fiscal year ended March 31, 1998 on Form 10-KSBA on file with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand as of June 30, 1998 totaled $1,665,000 and $1,296,000 as of June 30, 1997. At June 30, 1998 the Company had positive working capital of $1,261,000, compared to $1,062,000 at June 30, 1997.

During the three months ended June 30, 1998, the Company used $2,333,000 for operations, an increase of approximately $930,000 over the amount used for operations in the prior year. The increase was primarily due to the building of the Company's infrastructure. Capital expenditures were approximately $187,000 and $8,000 during the three months ended June 30, 1998 and June 30, 1997, respectively.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $133,000 at June 30, 1998 compared to $89,000 at June 30, 1997 for future returns and other collection issues. The increase is due to greater revenue.

On July 31, 1998, the Company completed a private placement 3,000 shares of Series G Preferred Stock for $3,000,000. The Company believes that current cash and operating revenues, combined with proceeds from the sale of debt and equity securities during fiscal 1999, will be sufficient to allow the Company to conduct its operations during the fiscal year that ends March 31, 1999. Continuing operations thereafter will depend on cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.

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

                                     PART II

                                     ITEM 5
                                OTHER INFORMATION

None.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits


Exhibit                                                                        Ref./
 Number                            Description Of Document                     Page
------------------------------------------------------------------------------------
   3.1    Amended and Restated Certificate of Incorporation of the Company.      (B)

   3.2    Amended and Restated Bylaws of the Company.                            (A)

  10.1    Form of Indemnity Agreement for Directors.                             (A)

  10.2    Form of Indemnity Agreement for Officers.                              (A)

  10.3    Performance Share Escrow Agreement, as amended, among the Company,     (A)
          Montreal Trust Company of Canada as Escrow Agent, and certain of the
          Company's stockholders.

  10.4    1996 Stock Option Plan, as amended. (*)                                (D)

  10.5    Secured Promissory Note dated July 1, 1995 from William R. Stow III.   (C)

  10.6    Lease dated November 22, 1996 between The Provider Fund and StarBase   (E)
          Corporation, for the Company's Irvine, California facilities.

  10.7    Form of Convertible Preferred Stock Agreement and Warrant (Series D    (F)
          Units) used in the January 1998 Private Placement.

  10.8    Form of Securities Purchase Agreement, Certificate of Amendment of     (G)
          Certificate of Designation (Series E Preferred Stock), Form of
          Registration Rights and Warrant used in the February 1998 Private
          Placement.

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

  (D) Incorporated herein by reference to the Company's Definitive Proxy Statement (file number 0-25612) filed with the Commission on July 29, 1996.

  (E) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on February 11, 1997.

  (F) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on January 12, 1998.

  (G) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on February 26, 1998.

   *     Denotes a management contract or compensatory plan or arrangement.

(b)     Reports on Form 8-K

        None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   STARBASE CORPORATION


August 14, 1998                                    By:  /s/ DOUGLAS S. NORMAN
---------------                                    -----------------------------
Date                                               Douglas S. Norman
                                                   Director of Finance
                                                   Chief Accounting Officer

                                 EXHIBIT INDEX


Exhibit                                                                        Ref./
 Number                            Description Of Document                     Page
------------------------------------------------------------------------------------
   3.1    Amended and Restated Certificate of Incorporation of the Company.      (B)

   3.2    Amended and Restated Bylaws of the Company.                            (A)

  10.1    Form of Indemnity Agreement for Directors.                             (A)

  10.2    Form of Indemnity Agreement for Officers.                              (A)

  10.3    Performance Share Escrow Agreement, as amended, among the Company,     (A)
          Montreal Trust Company of Canada as Escrow Agent, and certain of the
          Company's stockholders.

  10.4    1996 Stock Option Plan, as amended. (*)                                (D)

  10.5    Secured Promissory Note dated July 1, 1995 from William R. Stow III.   (C)

  10.6    Lease dated November 22, 1996 between The Provider Fund and StarBase   (E)
          Corporation, for the Company's Irvine, California facilities.

  10.7    Form of Convertible Preferred Stock Agreement and Warrant (Series D    (F)
          Units) used in the January 1998 Private Placement.

  10.8    Form of Securities Purchase Agreement, Certificate of Amendment of     (G)
          Certificate of Designation (Series E Preferred Stock), Form of
          Registration Rights and Warrant used in the February 1998 Private
          Placement.

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

  (D) Incorporated herein by reference to the Company's Definitive Proxy Statement (file number 0-25612) filed with the Commission on July 29, 1996.

  (E) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on February 11, 1997.

  (F) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on January 12, 1998.

  (G) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on February 26, 1998.

   *     Denotes a management contract or compensatory plan or arrangement.