Form 10KSB/A
period 1998-03-31
STARBASE CORP
filed 1998-09-16
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A

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

Number of shares outstanding as of May 31, 1998: Common Stock: 18,945,726

Documents Incorporated by Reference: None

================================================================================

                                     PART II


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

The result of these changes, which did not change reported revenue and reported net loss, is included in the following table:

(In Thousands of dollars, except per share data)

                                                  Net Loss   Weighted
                                                 Applicable  Average   Loss Per               Additional
                                       Non-cash  To Common   Common     Common   Accumulated   Paid-In
   1998                      Net Loss  Dividend   Stock      Shares      Share     Deficit     Capital
   ----                     --------  --------  ---------  ---------   --------  -----------  ----------
   Quarter ended 12/31/97    (2,124)             (2,124)     14,448     (0.15)     (37,444)     37,472
   Quarter ended 9/30/97     (1,772)             (1,772)     13,629     (0.13)     (35,320)     36,020
   Quarter ended 6/30/97     (1,332)    1,660    (1,332)     12,002     (0.11)     (33,548)     35,057

   1997
   ----
   Year ended 3/31/97        (5,703)    1,096    (6,799)     10,938     (0.62)     (30,556)     33,414
   Quarter ended 12/31/96    (1,268)             (1,268)     11,791     (0.11)     (28,698)     33,270
   Quarter ended 9/30/96     (1,367)             (1,367)     11,296     (0.12)     (27,409)     33,240
   Quarter ended 6/30/96     (1,210)    1,096    (2,306)      8,796     (0.25)     (26,042)     32,603

   1996
   ----
   Year ended 3/31/96        (5,893)    3,635    (9,528)      5,825     (1.64)     (23,736)     23,698
   Quarter ended 12/31/95    (1,047)             (1,047)      6,404     (0.16)     (19,692)     16,765
   Quarter ended 9/30/95     (1,439)             (1,439)      6,308     (0.23)     (18,644)     16,765
   Quarter ended 6/30/95     (2,125)      872    (2,997)      4,174     (0.72)     (17,205)     16,462

   1995
   ----
   Year ended 3/31/95        (7,720)    1,878    (9,598)      3,625     (2.65)     (14,208)     12,799
   Quarter ended 12/31/94    (1,842)      882    (2,724)      3,675     (0.74)     (10,200)     10,675
   Quarter ended 9/30/94     (1,380)      134    (1,514)      3,571     (0.42)      (7,476)      8,555

The following table summarizes data, before the changes (as previously reported):

(In Thousands of dollars, except per share data)

                                                    Net Loss   Weighted
                                                   Applicable  Average    Loss Per               Additional
                                         Non-cash  To Common   Common      Common   Accumulated   Paid-in
      1998                     Net Loss  Dividend    Stock     Shares      Share      Deficit     Capital
      ----                     --------  --------  ---------   ------     --------  -----------  ----------
      Quarter ended 12/31/97    (2,124)              (2,124)    14,448     (0.15)    (29,175)     29,203
      Quarter ended 9/30/97     (1,772)              (1,772)    13,629     (0.13)    (27,051)     27,751
      Quarter ended 6/30/97     (1,332)              (1,332)    12,002     (0.11)    (25,279)     26,788

      1997
      ----
      Year ended 3/31/97        (5,703)              (5,703)    10,938     (0.52)    (23,947)     26,805
      Quarter ended 12/31/96    (1,268)              (1,268)    11,791     (0.11)    (22,089)     26,661
      Quarter ended 9/30/96     (1,367)              (1,367)    11,296 *   (0.12)    (20,800)     26,631
      Quarter ended 6/30/96     (1,210)              (1,210)     8,796 *   (0.14)    (19,433)     25,994

      1996
      ----
      Year ended 3/31/96        (5,893)              (5,893)     5,825 *   (1.01)    (18,223)     18,185
      Quarter ended 12/31/95    (1,047)              (1,047)     7,823     (0.13)    (16,942)     14,015
      Quarter ended 9/30/95     (1,439)              (1,439)     7,727     (0.19)    (15,894)     14,015
      Quarter ended 6/30/95     (2,125)              (2,125)     5,593     (0.38)    (14,455)     13,712

      1995
      ----
      Year ended 3/31/95        (7,720)              (7,720)     5,044     (1.53)    (12,330)     10,921
      Quarter ended 12/31/94    (1,842)              (1,842)     5,094     (0.36)     (9,184)      9,659
      Quarter ended 9/30/94     (1,380)              (1,380)     4,990     (0.28)     (7,342)      8,421

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of September, 1998.

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