Form 10QSB/A
period 1998-06-30
STARBASE CORP
filed 1998-09-16
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                 FORM 10-QSB/A



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

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)

                                                                June 30,         March 31,
                                                                 1998              1998
                                                              -----------      ------------
                                                              (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                     $  1,665         $  4,167
  Accounts receivable, net of allowances of $133                   1,058              464
    (June 30, 1998) and $89 (Mar 31, 1998)
  Notes and other receivables                                         59               45
  Prepaid expenses and deferred charges                              143              113
  Inventories                                                         83               57
                                                                --------         --------
    Total current assets                                           3,008            4,846

Property and equipment, net                                          844              747
Note receivable from officer                                          76               76
Other non-current assets                                              25               13
                                                                --------         --------
Total assets                                                    $  3,953         $  5,682
                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                      $  1,432         $    941
  Deferred income                                                    306              263
  Current portion of capital lease obligation                          9               10
                                                                --------         --------
    Total current liabilities                                      1,747            1,214

Capitalized lease obligation, less current portion                    34               38
                                                                --------         --------
    Total liabilities                                              1,781            1,252

Shareholders' equity:
  Preferred stock, $.01 par value; $4,154
    (June 30, 1998) and $4,716 (March 31, 1998)
    liquidation value; authorized 10,000,000;
    issued and outstanding 3,322,953 shares
    (June 30, 1998) and 3,772,953 (March 31, 1998)                    33               38
  Common stock, $.01 par value; authorized 50,000,000;
   issued and outstanding 19,049,405 (June 30, 1998) and
   18,580,499 (March 31, 1998)                                       190              186
 Additional paid-in capital                                       46,464           46,287
 Accumulated deficit                                             (44,515)         (42,081)
                                                                --------         --------
  Total shareholders' equity                                       2,172            4,430
                                                                --------         --------
Total liabilities and shareholders' equity                      $  3,953         $  5,682
                                                                ========         ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                           Three months ended
                                                                June 30,
                                                      ------------------------------
                                                         1998                1997
                                                      ----------          ----------
Revenues:
  Products                                             $    892           $    227
  Maintenance & training                                    153                 41
  License and royalty                                       108                 70
                                                       --------           --------

    Total revenues                                        1,153                338

Cost of Sales:
  Products, licenses and other                              239                 32
                                                       --------           --------

Gross margin                                                914                306

Operating Expenses:
  Research and development                                1,053                544
  Selling, general and administrative                     2,182              1,118
                                                       --------           --------

    Total operating expenses                              3,235              1,662
                                                       --------           --------

  Operating loss                                         (2,321)            (1,356)

  Interest income                                            42                 25
  Interest expense                                           (2)                (1)
  Other income and expense                                   --                 --
                                                       --------           --------
  Total interest and other income and expense                40                 24

Loss before income taxes                                 (2,281)            (1,332)

  Provision for income taxes                                 --                 --
                                                       --------           --------

Net loss                                               $ (2,281)          $ (1,332)

  Non-cash dividend                                         156                  0
                                                       --------           --------

Net loss applicable to common stock                    $ (2,437)          $ (1,332)
                                                       ========           ========

Per share data:
  Basic and diluted loss per common share              $  (0.14)          $  (0.11)
                                                       ========           ========

  Weighted average number of
   common shares outstanding                             17,476             12,002
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

2.  BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the StarBase Corporation report to the Securities and Exchange Commission on Form 10-KSB/A, for the year ended March 31, 1998.

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

There are certain overhead expenses, such as facility and insurance expenses, that have been reclassed from Selling, general & administrative to Research & development. For the quarter ended June 30, 1997, the amount totaled approximately $46,000.

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

7.  COMMITMENTS AND CONTINGENCIES

As of June 30, 1998, there have been no significant changes to the commitments and contingencies reported on the Company's most recent Form 10-KSB/A except as disclosed in Note 8 regarding the lease of new office space.

8.   SUBSEQUENT EVENTS

Effective July 31, 1998, the Company completed a private placement of 3,000 shares of Series G Preferred Stock for $3,000,000.

In July 1998, the Company entered into a sub-lease for new office space located at 4 Hutton Centre Drive, Santa Ana, CA 92707. The new offices consist of 17,000 square feet costing approximately $27,000 per month through February 22, 2000. The Company also entered into a lease agreement for 4,100 contiguous square feet beginning October 1998 (pending build out) through September 2003 at a rate of approximately $8,000 per month. In addition, the Company entered into a lease agreement for the 17,000 square feet beginning February 23, 2000 through September 2003 at a rate of approximately $41,000 per month.

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue increased in the three month period ended June 30, 1998 by $815,000 or 241%, to $1,153,000, from $338,000 in the same three month period of the previous year due to the increase in product, maintenance and training revenue, $777,000, combined with the increase in license and royalty revenue from the Company's Roundtable product of $38,000. The increase in product revenue has been favorably affected by the February 1998 release of the StarTeam
3.0 family of products. In addition, the Company completed the first sale of its Y2K product, StarTeam 2000.

Cost of sales increased in the three month period ended June 30, 1998 to $239,000 from $32,000 in the same quarter of the previous year chiefly due to the increase in royalty expense associated with StarTeam 3.0.

Cost of products consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product.

Operating expenses in the three month period ended June 30, 1998 increased to $3,235,000 from $1,662,000 in the same quarter of the previous year. This increase was primarily due to the building of the sales & marketing and research & development infrastructures. At June 30, 1998, the Company had 82 employees, which consisted of 28 in sales & marketing, 41 in research & development and 13 in general & administrative. At June 30, 1997, the Company had 44 full-time employees, which consisted of 13 in sales & marketing, 23 in research & development and 8 in general & administrative.

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

Selling, general and administrative expenses. Selling, general & administrative expenses for the three months ended June 30, 1998 increased approximately $1,064,000 over the same period in the prior year. This increase was mainly the result of additional sales and marketing personnel coupled with the advertising and promotion programs to launch the StarTeam 3.0 family of products.

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

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY EFFECT FUTURE RESULTS

The following discussion contains forward-looking statements within the meaning of Sections 21E and 27A of the Securities Exchange Act of 1934. These forward looking statements are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to, the growth rates of certain market segments, the timing of software product introductions, market acceptance of product introductions, the positioning of the Company's products in those segments, price pressures and the rapidly changing competitive environment in the software industry, success in technological advances and their implementation, business conditions and the general economy, the Company's ability to manage its business in its evolution from a development stage company, and the Company's ability to establish strategic alliances. Additional information on these and other risk factors which could affect the Company's financial results is included in the Company's Annual Report for the fiscal year ended March 31, 1998 on Form 10-KSB/A on file with the Securities and Exchange Commission.

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

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $133,000 at June 30, 1998 compared to $89,000 at March 31, 1998 for future returns and other collection issues. The increase is due to greater revenue.

On July 31, 1998, the Company completed a private placement of 3,000 shares of Series G Preferred Stock for $3,000,000. The Company believes that current cash and operating revenues, combined with proceeds from the sale of debt and equity securities during fiscal 1999, will be sufficient to allow the Company to conduct its operations during the fiscal year that ends March 31, 1999. Continuing operations thereafter will depend on cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.

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

                                                   STARBASE CORPORATION


September 16, 1998                                 By:  /s/ DOUGLAS S. NORMAN
------------------                                 -----------------------------
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