Form 10QSB
period 1998-09-30
STARBASE CORP
filed 1998-11-10
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998


                                       OR


              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____




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

Yes  |X|         No  | |


Number of shares outstanding as of October 30, 1998: Common Stock:   21,233,418
                                                     Preferred Stock: 1,432,203

Transitional Small Business Disclosure Format:      Yes   | |         No  |X|


================================================================================

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Balance Sheets at September 30, 1998 (Unaudited) and March 31, 1998      3

           Statements of Operations (Unaudited) for the six month
           period ended September 30, 1998 and 1997                                 4

           Statements of Cash Flows (Unaudited) for the six month
           period ended September 30, 1998 and 1997                                 5

           Notes to Financial Statements (Unaudited)                                6

   ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                               10

PART II.   OTHER INFORMATION

   ITEM 5. Other Information                                                       13

   ITEM 6. Exhibits and Reports on Form 8-K                                        14


                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)


                                                                September 30,     March 31,
                                                                    1998            1998
                                                                -------------   ------------
                                                                  (unaudited)
    ASSETS

    Current Assets:
      Cash and cash equivalents                                   $     1,287     $   4,167
      Restricted cash                                                     118             0
      Accounts receivable, net of allowances of $118
        (Sept 30, 1998) and $89 (Mar 31, 1998)                          1,550           464
      Notes and other receivables                                          14            45
      Prepaid expenses and deferred charges                               393           113
      Inventories                                                          73            57
                                                                  -----------     ---------
        Total current assets                                            3,435         4,846

    Property and equipment, net                                         1,125           747
    Note receivable from officer                                           92            76
    Other non-current assets                                               43            13
                                                                  -----------     ---------
    Total assets                                                  $     4,695     $   5,682
                                                                  ===========     =========


    LIABILITIES AND SHAREHOLDERS' EQUITY

    Current Liabilities:
      Accounts payable and accrued liabilities                    $     1,330     $     941
      Deferred income                                                     405           263
      Current portion of capital lease obligation                         106            10
                                                                  -----------     ---------
        Total current liabilities                                       1,841         1,214

    Capitalized lease obligation, less current portion                    163            38
                                                                  -----------     ---------
        Total liabilities                                               2,004         1,252


    Shareholders' equity:
      Preferred stock, $.01 par value; $5,152
       (September 30, 1998) and $4,716
       (March 31, 1998) liquidation value;
       authorized 10,000,000; issued and outstanding 1,644,703
       shares (September 30, 1998) and 3,772,953
       (March 31, 1998)                                                    16            38
      Common stock, $.01 par value; authorized 50,000,000;
       issued and outstanding 20,856,250 (September 30, 1998)
       and 18,580,499 (March 31, 1998)                                    209           186
     Additional paid-in capital                                        49,525        46,287
     Accumulated deficit                                              (47,059)      (42,081)
                                                                  -----------     ---------
      Total shareholders' equity                                        2,691         4,430
                                                                  -----------     ---------
    Total liabilities and shareholders' equity                    $     4,695     $   5,682
                                                                  ===========     =========



     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                              Three months ended        Six months ended
                                                 September 30,            September 30,
                                             ---------------------    ---------------------
                                                1998       1997          1998       1997
                                             ---------- ----------    ---------  ----------
Revenues:
  Products                                     $ 1,371   $    277     $  2,264    $   504
  Maintenance & training                           187         53          339         94
  License and royalty                               86         36          195        106
                                               -------   --------     --------    -------
    Total revenues                               1,644        366        2,798        704

Cost of Sales:
  Products, licenses and other                      97         23          336         55
                                               -------   --------     --------    -------
Gross margin                                     1,547        343        2,462        649

Operating Expenses:
  Research and development                       1,085        561        2,138      1,105
  Selling, general and administrative            2,966      1,203        5,147      2,051
                                               -------   --------     --------    -------
    Total operating expenses                     4,051      1,764        7,285      3,426
                                               -------   --------     --------    -------

  Operating loss                                (2,504)    (1,421)      (4,823)    (2,777)

  Interest income                                   11         24           53         49
  Interest expense                                  (3)      (360)          (5)      (361)
  Other income and expense                          (3)       (14)          (4)       (14)
                                               -------   --------     --------    -------
  Total interest and other income and expense        5       (350)          44       (326)

Loss before income taxes                        (2,499)    (1,771)      (4,779)    (3,103)

  Provision for income taxes                         2          1            2          1
                                               -------   --------     --------    -------
Net loss                                        (2,501)    (1,772)      (4,781)    (3,104)

  Non-cash dividend                                 43         --          199      1,660

Net loss applicable to common stock            $(2,544)  $ (1,772)    $ (4,980)  $ (3,104)
                                               =======   ========     ========   ========
Per share data:
   Basic and diluted loss per common share     $ (0.14)  $  (0.13)    $  (0.28)  $  (0.24)
                                               =======   ========     ========   ========
  Weighted average number of
   common shares outstanding                    18,378     13,629       17,932     12,820
                                               =======   ========     ========   ========







     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Six months ended
                                                              September 30,
                                                         -------------------------
                                                            1998         1997
                                                         ------------ ------------
Cash Flows from Operating Activities:
  Net loss                                                $ (4,781)  $   (3,104)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                              166          107
    Provision for doubtful accounts and
      sales returns                                             44           58
    Loss on disposition of property,
      equipment and capital lease                                3           --
    Write-down of assets                                        --           --
    Recognition of deferred income                             142           --
    Amortization of financing costs                             --           13
    Amortization of debt discount                               --          340
    Other adjustments                                           --           --
    Changes in assets and liabilities,
        excluding the effect of
        Non-cash transactions:
      Accounts receivable                                   (1,130)        (146)
      Notes and other receivables                               31           26
      Inventories                                              (16)          11
      Prepaid expenses and deferred                           (280)          14
        charges
      Other assets                                             (51)          (1)
      Accounts payable and accrued                             611          125
        liabilities
                                                         ---------   ----------
Net cash used by operations                                 (5,260)      (2,557)

Cash Flows from Investing Activities:
  Increase in restricted cash                                 (118)           -
  Capital expenditures                                        (547)         (64)
                                                         ---------   ----------
Net cash used by investing activities                         (665)         (64)

Cash Flows from Financing Activities:
  Proceeds from sale of preferred stock                      3,000           --
  Proceeds from  sale of convertible
    debentures                                                  --        3,100
  Proceeds from issuance of common stock:
    From stock purchase plan                                    --           --
    From private placements                                     92           --
    From exercise of options                                    23           12
    From exercise of warrants                                   --           --
  Payment of financing related costs                           (48)        (286)
  Payments on capitalized lease
    obligations                                                (23)          (3)
  Loans from officers/directors                                 --           --
  Repayment of loans from
   officers/directors                                           --           --
  Repayment of (disbursement of) loan to
   officer                                                      --           --
                                                         ---------   ----------
Net cash provided (used) by financing activities             3,045        2,823
                                                         ---------   ----------
Net increase (decrease) in cash                             (2,880)         202

Cash and cash equivalents, beginning of period               4,167        2,722
                                                         ---------   ----------
Cash and cash equivalents, end of period                 $   1,287   $    2,924
                                                         =========   ==========


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

The interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. Certain prior period balances have been reclassified to conform to current period classifications. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the operating results for a full year.

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

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

RESTRICTED CASH

On September 17, 1998, the Company pledged $118,000 of cash for an irrevocable letter of credit related to the lease of new office space and was classified as restricted cash on the balance sheet. The letter of credit will be reduced by 33.33% each year and will expire on July 2, 2001.



3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS


      (In thousands)                                       September 30,     March 31,
                                                               1998            1998
                                                           --------------  ------------
      ACCOUNTS RECEIVABLE
      Trade accounts receivable                              $   1,668       $     553
      Less allowance for doubtful accounts                        (118)            (89)
                                                             ---------       ---------
                                                             $   1,550       $     464
                                                             =========       =========

      PROPERTY AND EQUIPMENT
      Computer hardware                                      $   1,418       $   1,110
      Furniture and fixtures                                       282             255
      Computer software                                            282             269
      Leasehold improvements                                       208              40
                                                             ---------       ---------
                                                                 2,190           1,674
      Less accumulated depreciation and amortization            (1,065)           (927)
                                                             ---------       ---------
                                                             $   1,125       $     747
                                                             =========       =========

      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
      Trade accounts payable                                 $     618       $     390
      Accrued professional fees                                    257             255
      Accrued wages and bonuses                                    400             205
      Other accrued expenses                                        55              91
                                                             ---------       ---------
                                                             $   1,330       $     941
                                                             =========       =========


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

The Company offered the holders of the Company's outstanding warrants the option to exchange all issued and outstanding warrants for shares of the Company's common stock. Each warrant holder who accepted the offer by midnight, Pacific Standard Time, on June 30, 1997, the expiration date of the offer, received one share of common stock for every three warrants held. The warrants which remained unexchanged subsequent to the expiration date of the offer continued under the original terms of each warrant. At June 30, 1997, 4,734,534 warrants were converted and 1,581,150 common shares had been issued upon conversion of such warrants.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

There are certain overhead expenses, such as facility and insurance expenses, that have been reclassified from Selling, general & administrative to Research & development. For the quarter ended September 30, 1997, the amount totaled approximately $46,000.

5.  EQUITY TRANSACTIONS

The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. During the quarter ending September 30, 1998, 400,000 shares of Series D Preferred Stock and 1,281,350 shares of Series E Preferred Stock were converted into 449,502 and 1,281,350 shares of common stock, respectively.

Effective July 31, 1998, the Company completed a private placement of 3,100 shares of Series G Preferred Stock for $3,000,000. The Series G Preferred Stock is not redeemable and has a liquidation preference of $1,000 per share. The holders of Series G Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company or for any other purpose. Each share of Series G Preferred Stock is convertible, after the holding period, into the Company's common stock, at a conversion rate which is determined by dividing $1,000 by the Conversion Price. The Conversion Price shall be the lesser of (a) $1.66 or (b) 95% of the average closing bid price of the three lowest bid prices of common stock as reported by Bloomberg, L.P. for shares traded in the United States during the 22 consecutive trading days preceding the conversion date. In addition, the Company issued 627,534 warrants related to the Series G Preferred Stock. Each warrant is exercisable for one share of common stock at $0.78 through August 29, 2000, after which the warrants will expire.

As of September 30, 1998, 150,000 shares of Series D Preferred Stock, 1,491,603 shares of Series E Preferred Stock and 3,100 shares of Series G Preferred Stock were outstanding.

WARRANTS
Warrant activity for the six month period ended September 30, 1998 is as follows:

                                                                       Warrant Price
                                                          Shares         Per Share
                                                      --------------- ---------------
Outstanding at March 31, 1998                            2,177,722      $1.25 - $1.80
Granted                                                    627,534          $0.78
Exercised                                                       --
Expired                                                         --
                                                         ---------
Outstanding at September 30, 1998                        2,805,256       $0.78 - $1.80
                                                         =========


                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



6.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   Six months
                                                              Ended September 30,
                                                            -------------------------
  (In thousands)                                              1998          1997
                                                           -----------   ------------
Interest paid                                               $     5       $     4
Income taxes paid                                                 2             1

Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends          (199)       (1,660)
  Conversion of preferred stock to common stock
     (Note 5)                                                    22             2
  Common stock issued in 3-for-1 warrant conversion
     (Note 4)                                                    --            15
  Equipment purchased under capitalized lease                    --            54



7.  COMMITMENTS AND CONTINGENCIES

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

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

Total revenue increased in the three month period ended September 30, 1998 by $1,278,000 or 349%, to $1,644,000, from $366,000 in the same three month period of the previous year due to the increase in product, maintenance and training revenue, $1,228,000, combined with the increase in license and royalty revenue from the Company's Roundtable product of $50,000. Total revenue for the six month period ended September 30, 1998, increased to $2,798,000 from $704,000 in the same period of the prior year. The increase in product revenue has been favorably affected by the February 1998 release of the StarTeam 3.0 family of products.

Cost of Sales increased to $97,000 from $23,000 in the three month period ended September 30, 1998 over the same quarter of the previous year and to $336,000 from $55,000 for the six month period ended September 30, 1998 over the same period of the previous year due to the increase in product shipments. Cost of sales consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product.

Operating expenses in the three month period ended September 30, 1998 increased to $4,051,000 from $1,764,000 in the same quarter of the previous year. For the six month period ended September 30, 1998, operating expenses increased to $7,285,000 from $3,426,000. These increases were primarily due to the building of the sales & marketing and research & development infrastructures. At September 30, 1998, the Company had 101 employees, which consisted of 36 in sales & marketing, 42 in research & development and 23 in general & administrative. At September 30, 1997, the Company had 48 employees, which consisted of 15 in sales & marketing, 24 in research & development and 9 in general & administrative.

Research and development expenses. Research & development expenses include personnel and other such direct and overhead expenses incurred in the development of the Company's products. StarBase continues to make significant investments in research and development to bring new products to market and to support existing products. In the three month period ended September 30, 1998 overall research and development expenses increased to $1,085,000 compared to $561,000 for the same period in the prior year and for the six month period ended September 30, 1998 increased to $2,138,000 compared to $1,105, 000 for the same period in the prior year primarily as a result of the increase in development staff.

Selling, general and administrative expenses. Selling, general & administrative expenses for the three months ended September 30, 1998 increased approximately $1,763,000 over the same period in the prior year. For the six month period ended September 30, 1998 selling, general & administrative expenses increased to $5,147,000 from $2,051,000 in the corresponding period of the prior year. These increases were mainly the result of additional sales and marketing personnel coupled with the advertising and promotion programs to launch the StarTeam 3.0 family of products.

INTEREST INCOME/EXPENSE

Interest income for the three month period ended September 30, 1998 decreased to $11,000 compared to $24,000 for the same period in the prior year.

Interest expense for the three month period ended September 30, 1998 decreased to $3,000 compared to $360,000 for the same period in the prior year. Prior periods interest expense was a result of the non-cash beneficial conversion feature for the Convertible Debentures.

INCOME TAXES

The Company has not recorded a current or deferred provision for federal income taxes for any period to date, as a result of losses incurred since its inception. Any provision for income taxes represents the minimum required for state taxes.

NON-CASH DIVIDEND

Non-cash dividend for the three month period ended September 30, 1998 was $43,000 due to the beneficial conversion feature of the Series G Preferred and Warrants issued. There was no non-cash dividend for the three month period ended September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand as of September 30, 1998 totaled $1,287,000 and $2,924,000 as of September 30, 1997. At September 30, 1998 the Company had positive working capital of $1,594,000 compared to $2,477,000 at September 30, 1997.

During the six months ended September 30, 1998, the Company used $5,260,000 for operations, an increase of approximately $2,700,000 over the amount used for operations in the prior year. The increase was primarily due to the building of the Company's infrastructure. Capital expenditures were approximately $547,000 and $64,000 during the six months ended September 30, 1998 and September 30, 1997, respectively.

In September 1998, the Company established an irrevocable standby letter of credit in the amount of $118,000 for benefit of Starwood O.C. Portfolio 1, LLC, the landlord of the Company's new office space located at 4 Hutton Centre Drive, Santa Ana, CA 92707. The letter of credit will be reduced by 33.33% each year and will expire on July 2, 2001.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $118,000 at September 30, 1998 compared to $89,000 at March 31, 1998 for future returns and other collection issues. The increase is due to greater revenue.

On July 31, 1998, the Company completed a private placement of 3,100 shares of Series G Preferred Stock for $3,000,000. The Company believes that current cash and operating revenues, combined with proceeds from the sale of debt and equity securities during fiscal 1999, will be sufficient to allow the Company to conduct its operations during the fiscal year that ends March 31, 1999. Continuing operations thereafter will depend on cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.

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

                                     PART II


                                     ITEM 5
                                OTHER INFORMATION

None.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits


Exhibit                                                                              Ref./
Number                    Description Of Document                                    Page
-------------------------------------------------------------------------------------------
  10.1   Form of Securities Purchase Agreement                                        (A)
  10.2   Certificate of Designation (Series G Preferred Stock)                        (A)
  10.3   Form of Registration Rights Agreement                                        (A)
  10.4   Form of Warrant                                                              (A)
   27    Financial data schedule

--------------------

(A) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on August 17, 1998.

(b)    Reports on Form 8-K

       A Report on Form 8-K with respect to the issuance of Series G Preferred Stock was filed with the Securities and Exchange Commission on August 17, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   STARBASE CORPORATION


November 10, 1998                                  /s/  Douglas S. Norman
----------------------------                       -----------------------------
Date                                               Douglas S. Norman
                                                   Director of Finance
                                                   Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit                                                                              Ref./
Number                    Description Of Document                                    Page
-------------------------------------------------------------------------------------------
  10.1   Form of Securities Purchase Agreement                                        (A)
  10.2   Certificate of Designation (Series G Preferred Stock)                        (A)
  10.3   Form of Registration Rights Agreement                                        (A)
  10.4   Form of Warrant                                                              (A)
   27    Financial data schedule

--------------------

(A) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on August 17, 1998.