Form 10QSB
period 1998-12-31
STARBASE CORP
filed 1999-02-16
CIK 911577

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998


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

    4 Hutton Centre Drive, Suite 800
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


Number of shares outstanding as of January 31, 1999: Common Stock:    27,170,589
                                                     Preferred Stock:    772,919

Transitional Small Business Disclosure Format: Yes [ ]  No [X]


================================================================================

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Balance Sheets at December 31, 1998 (Unaudited) and March 31, 1998        3

             Statements of Operations (Unaudited) for the three and nine month
             periods ended December 31, 1998 and 1997                                  4

             Statements of Cash Flows (Unaudited) for the nine month period ended
             December 31, 1998 and 1997                                                5

             Notes to Financial Statements (Unaudited)                                 6

     ITEM 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                    10

PART II. OTHER INFORMATION

     ITEM 5. Other Information                                                        13

     ITEM 6. Exhibits and Reports on Form 8-K                                         14

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)

                                                              December 31,     March 31,
                                                                  1998           1998
                                                              ------------     ---------
                                                              (unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                      $     62       $ 4,167
  Restricted cash                                                     118             0
  Accounts receivable, net of allowances of $112
    (Dec 31, 1998) and $89 (Mar 31, 1998)                           2,133           464
  Notes and other receivables                                         804            45
  Prepaid expenses and deferred charges                               420           113
  Inventories                                                          24            57
                                                                 --------       -------
    Total current assets                                            3,561         4,846

Property and equipment, net                                         1,121           747
Note receivable from officer                                           93            76
Other non-current assets                                               38            13
                                                                 --------       -------
    Total assets                                                 $  4,813       $ 5,682
                                                                 ========       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                       $  1,527       $   941
  Deferred income                                                     540           263
  Current portion of capital lease obligation                         101            10
                                                                 --------       -------
    Total current liabilities                                       2,168         1,214
                                                                 --------       -------
  Capitalized lease obligation, less current portion                  157            38
                                                                 --------       -------
    Total liabilities                                               2,325         1,252

Shareholders' equity:
  Preferred stock, $.01 par value; $4,922 (December 31, 1998)
   and $4,716 (March 31, 1998) liquidation value;
   authorized 10,000,000; issued and outstanding 774,468
   shares (December 31, 1998) and 3,772,952 (March 31, 1998)            8            38
  Common stock, $.01 par value; authorized 50,000,000;
   issued and outstanding 23,282,502 (December 31, 1998)
   and 18,580,499 (March 31, 1998)                                    233           186
 Additional paid-in capital                                        51,193        46,287
 Accumulated deficit                                              (48,946)      (42,081)
                                                                 --------       -------
    Total shareholders' equity                                      2,488         4,430
                                                                 --------       -------
    Total liabilities and shareholders' equity                   $  4,813       $ 5,682
                                                                 ========       =======


     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                          Three months ended     Nine months ended
                                             December 31,           December 31,
                                         --------------------   -------------------
                                          1998        1997       1998        1997
                                         -------     -------    -------     -------
Revenues:
  Products                               $ 1,536     $   385    $ 3,799     $   889
  Maintenance & training                     214          64        553         158
  License and royalty                        167         208        362         314
                                         -------     -------    -------     -------
    Total revenues                         1,917         657      4,714       1,361

Cost of Sales:
  Products, licenses and other               105          14        441          69
                                         -------     -------    -------     -------
Gross margin                               1,812         643      4,273       1,292

Operating Expenses:
  Research and development                 1,013         817      3,151       1,922
  Selling, general and administrative      2,623       1,372      7,771       3,693
                                         -------     -------    -------     -------
    Total operating expenses               3,636       2,189     10,922       5,615
                                         -------     -------    -------     -------
  Operating loss                          (1,824)     (1,546)    (6,649)     (4,323)

  Interest income                              4          25         57          74
  Interest expense                            (7)       (578)       (11)       (939)
  Other income and expense                    (2)        (25)        (5)        (39)
                                         -------     -------    -------     -------
  Total interest and other
    income and expense                        (5)       (578)        41        (904)

Loss before income taxes                  (1,829)     (2,124)    (6,608)     (5,227)

  Provision for income taxes                  --          --          2           1
                                         -------     -------    -------     -------
Net loss                                  (1,829)     (2,124)    (6,610)     (5,228)

  Non-cash dividend                           57          --        256       1,660

Net loss applicable to common stock      $(1,886)    $(2,124)   $(6,866)    $(6,888)

Per share data:
  Basic and diluted loss per common
    share                                $ (0.09)    $ (0.15)   $ (0.37)    $ (0.51)
                                         =======     =======    =======     =======
  Weighted average number of
   common shares outstanding              20,555      14,448     18,810      13,365
                                         =======     =======    =======     =======


     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                            Nine months ended
                                                               December 31,
                                                           ---------------------
                                                            1998         1997
                                                           -------       -------
Cash Flows from Operating Activities:
  Net loss                                                 $(6,610)      $(5,228)
  Adjustments to reconcile net loss to
      net cash used in operating activities:
    Depreciation and amortization                              247           168
    Provision for doubtful accounts and sales returns           44            92
    Loss on disposition of property, equipment and
      capital lease                                              3            --
    Write-down of assets                                        --            --
    Recognition of deferred income                             277            --
    Amortization of financing costs                             --            40
    Amortization of debt discount                               --           882
    Other adjustments                                           --            --
    Changes in assets and liabilities, excluding the
        effect of Non-cash transactions:
      Accounts receivable                                   (1,713)         (296)
      Notes and other receivables                             (759)          (72)
      Inventories                                               33            11
      Prepaid expenses and deferred charges                   (306)           85
      Other assets                                             (46)          (32)
      Accounts payable and accrued liabilities                 809           177
                                                           -------       -------
Net cash used by operations                                 (8,021)       (4,173)

Cash Flows from Investing Activities:
  Increase in restricted cash                                 (118)           --
  Capital expenditures                                        (624)         (256)
                                                           -------       -------
Net cash used by investing activities                         (742)         (256)

Cash Flows from Financing Activities:
  Proceeds from sale of preferred stock                      4,650            --
  Proceeds from  sale of convertible debentures                 --         3,100
  Proceeds from issuance of common stock:
    From stock purchase plan                                    --            --
    From private placements                                    152            --
    From exercise of options                                    23            12
    From exercise of warrants                                   --            --
  Payment of financing related costs                          (131)         (331)
  Payments on capitalized lease obligations                    (36)           (5)
  Loans from officers/directors                                 --            --
  Repayment of loans from officers/directors                    --            --
  Repayment of (disbursement of) loan to officer                --            --
                                                           -------       -------
Net cash provided (used) by financing activities             4,658         2,776
                                                           -------       -------
Net increase (decrease) in cash                             (4,105)       (1,653)

Cash and cash equivalents, beginning of period               4,167         2,722
                                                           -------       -------
Cash and cash equivalents, end of period                   $    62       $ 1,069
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

The interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. Certain prior period balances have been reclassified to conform to current period classifications. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the operating results for a full year.

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


3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

      (In thousands)                                        December 31,     March 31,
                                                               1998            1998
                                                           --------------  ------------
      ACCOUNTS RECEIVABLE
      Trade accounts receivable                              $ 2,245         $  553
      Less allowance for doubtful accounts                      (112)           (89)
                                                             -------         ------
                                                             $ 2,133         $  464
                                                             =======         ======
      PROPERTY AND EQUIPMENT
      Computer hardware                                      $ 1,472         $1,110
      Furniture and fixtures                                     303            255
      Computer software                                          282            269
      Leasehold improvements                                     209             40
                                                             -------         ------
                                                               2,266          1,674
      Less accumulated depreciation and amortization          (1,145)          (927)
                                                             =======         ======
                                                             $ 1,121         $  747
                                                             =======         ======
      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
      Trade accounts payable                                 $   840         $  390
      Accrued professional fees                                  117            255
      Accrued wages and bonuses                                  496            205
      Other accrued expenses                                      74             91
                                                             -------         ------
                                                             $ 1,527         $  941
                                                             =======         ======


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

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

There are certain overhead expenses, such as facility and insurance expenses, that have been reclassified from Selling, general & administrative to Research & development. For the three month and nine month periods ended December 31, 1997, the amounts totaled approximately $50,000 and $142,000, respectively.

5.   EQUITY TRANSACTIONS

The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. During the quarter ending December 31, 1998, 150,000 shares of Series D Preferred Stock, 721,094 shares of Series E Preferred Stock, and 890 shares of Series G Preferred Stock were converted into 269,480, 721,094 and 1,355,678 shares of common stock, respectively.

During November 1998, the Company entered into agreements to complete a three tranche private placement consisting of 3,185 shares of Series H Preferred Stock for $3,000,000. The first tranche closed in November 1998, the second tranche closed in December 1998 and the third tranche is scheduled to close in February 1999. As of December 31, 1998, 1,749 shares of Series H Preferred Stock had been issued for $1,650,000. The Series H Preferred Stock is not redeemable and has a liquidation preference of $1,000 per share. The holders of Series H Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company or for any other purpose. Each share of Series H Preferred Stock is convertible, after the holding period, into the Company's common stock, at a conversion rate which is determined by dividing $1,000 by the Conversion Price. The Conversion Price shall be the lesser of (a) 110% of the average of the closing bid prices of the common stock for the five-day trading period on the trading date immediately preceding the Closing Date or (b) the average of the two (2) lowest closing bid prices of the common stock over the thirty (30) trading days immediately preceding the Conversion. In addition, the Company issued 213,575 warrants related to the Series H Preferred Stock. One half of the warrants is exercisable for one share of common stock at $0.95 through November 24, 2003 and one-half of the warrants is exercisable for one share of common stock at $0.73 through December 20, 2003, after which the warrants will expire.

As of December 31, 1998, 770,509 shares of Series E Preferred Stock, 2,210 shares of Series G Preferred Stock and 1,749 shares of Series H Preferred Stock were outstanding.

WARRANTS

Warrant activity for the nine month period ended December 31, 1998 is as follows:

                                                                      Warrant Price
                                                          Shares         Per Share
                                                         ---------    -------------
Outstanding at March 31, 1998                            2,177,722    $1.25 - $1.80
Granted                                                    809,934    $0.73 - $0.95
Exercised (converted)                                           --          -
Expired                                                         --          -
                                                         ---------
Outstanding at December 31, 1998                         2,987,655
                                                         =========

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Nine months
                                                               Ended December 31,
                                                              -------------------
 (In thousands)                                                1998        1997
                                                              ------      -------
Interest paid                                                 $  11       $     6
Income taxes paid                                                 2             1

Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends          (256)       (1,660)
  Conversion of preferred  stock to common stock (Note 5)        45             2
  Common stock issued in 3-for-1 warrant conversion
     (Note 4)                                                    --            15
  Equipment purchased under capitalized lease                    12            54


7.   COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered into a sub-lease for new office space located at 4 Hutton Centre Drive, Santa Ana, CA 92707. The new offices consist of 17,000 square feet costing approximately $27,000 per month through February 22, 2000. Simultaneously, the Company also entered into a lease agreement for 4,100 contiguous square feet beginning February 1999 through September 2003 at a rate of approximately $8,000 per month. In addition, the Company entered into a lease agreement for the 17,000 square feet beginning February 23, 2000 through September 2003 at a rate of approximately $41,000 per month.

8.   SUBSEQUENT EVENTS

Effective January 26, 1999, the Company completed a private placement of 37,736 shares of restricted Common Stock for $60,000 to Company executives. In addition, the Company issued 7,548 warrants with each warrant exercisable for one share of common stock at $1.59 through January 26, 2000, after which the warrants will expire.

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenue increased in the three month period ended December 31, 1998 by $1,260,000 or 192%, to $1,917,000, from $657,000 in the same three month period of the previous year. This was due to an increase in product, maintenance and training revenue ($1,302,000), partially offset by a slight decrease in license and royalty revenue from the Company's Roundtable product ($42,000). Total revenue for the nine month period ended December 31, 1998, increased to $4,714,000 from $1,361,000 in the same period of the prior year. The increase in product revenue has been favorably affected by the February 1998 release of the StarTeam 3.0 family of products.

Cost of Sales increased to $105,000 from $14,000 in the three month period ended December 31, 1998 over the same quarter of the previous year and to $441,000 from $69,000 for the nine month period ended December 31, 1998 over the same period of the previous year due to the increase in product shipments. Cost of sales consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product.

Operating expenses in the three month period ended December 31, 1998 increased to $3,636,000 from $2,189,000 in the same quarter of the previous year. For the nine month period ended December 31, 1998, operating expenses increased to $10,922,000 from $5,615,000. These increases were primarily due to the building of the sales & marketing and research & development infrastructures. At December 31, 1998, the Company had 90 full-time employees, which consisted of 29 in sales & marketing, 46 in research & development and 15 in general & administrative. At December 31, 1997, the Company had 54 employees, which consisted of 15 in sales & marketing, 30 in research & development and 9 in general & administrative.

Research and development expenses. Research & development expenses include personnel and other such direct and overhead expenses incurred in the development of the Company's products. StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products. In the three month period ended December 31, 1998 overall research and development expenses increased to $1,013,000 compared to $817,000 for the same period in the prior year and for the nine month period ended December 31, 1998 increased to $3,151,000 compared to $1,922,000 for the same period in the prior year primarily as a result of the increase in development staff.

Selling, general and administrative expenses. Selling, general & administrative expenses for the three months ended December 31, 1998 increased approximately $1,251,000 over the same period in the prior year. For the nine month period ended December 31, 1998 selling, general & administrative expenses increased to $7,771,000 from $3,693,000 in the corresponding period of the prior year. The increase was mainly the result of additional sales and marketing personnel coupled with the advertising and promotion programs to launch the StarTeam 3.0 family of products.

INTEREST INCOME/EXPENSE

Interest income for the three month period ended December 31, 1998 decreased to $4,000 compared to $25,000 for the same period in the prior year.

Interest expense for the three month period ended December 31, 1998 decreased to $7,000 compared to $578,000 for the same period in the prior year. Prior period's interest expense was a result of the non-cash accrued interest and debt discount amortization on convertible debentures issued in August and September 1997.

INCOME TAXES

The Company has not recorded a current or deferred provision for federal income taxes for any period to date, as a result of losses incurred since its inception. Any provision for income taxes represents the minimum required for state taxes.

NON-CASH DIVIDEND

Non-cash dividend for the three month period ended December 31, 1998 was $57,000 due to the beneficial conversion feature of the Series G Preferred Stock and warrants issued. There was no non-cash dividend for the three month period ended December 31, 1997.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY EFFECT FUTURE RESULTS

The following discussion contains forward-looking statements within the meaning of Sections 21E and 27A of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to, the growth rates of certain market segments, the timing of software product introductions, market acceptance of product introductions, the positioning of the Company's products in those segments, price pressures and the rapidly changing competitive environment in the software industry, success in technological advances and their implementation, business conditions and the general economy, the Company's ability to manage its business in its evolution from a development stage company, and the Company's ability to establish strategic alliances. Additional information on these and other risk factors which could affect the Company's financial results is included in the Company's Annual Report for the fiscal year ended March 31, 1998 on Form 10-KSB/A on file with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand as of December 31, 1998 totaled $62,000 and $4,167,000 as of March 31, 1998. At December 31, 1998 the Company had positive working capital of $1,393,000, compared to $3,632,000 at March 31, 1998.

During the nine months ended December 31, 1998, the Company used $8,021,000 for operations, an increase of approximately $3,848,000 over the amount used for operations in the prior year. The increase was primarily due to the building of the Company's infrastructure. Capital expenditures were approximately $624,000 and $256,000 during the nine months ended December 31,1998 and December 31, 1997, respectively.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $112,000 at December 31, 1998 compared to $89,000 at March 31, 1998 for future returns and other collection issues. The increase is due to greater revenue.

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

                                     PART II


                                     ITEM 5
                                OTHER INFORMATION


None.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit                                                                                Ref./
Number               Description Of Document                                           Page
----------  --------------------------------------------------------------------       -----
 10.1       Form of Securities Purchase Agreement
 10.2       Certificate of Designation for Series H Preferred Stock
 10.3       Form of Registration Rights
 10.4       Form of Warrant
 27         Financial data schedule


(b)  Reports on Form 8-K

None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STARBASE CORPORATION
                                        (Registrant)

February 12, 1998                       /s/ Douglas S. Norman
                                        ----------------------------------------
Date                                    Douglas S. Norman
                                        Director of Finance
                                        Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit                                                                                Ref./
Number               Description Of Document                                           Page
----------  --------------------------------------------------------------------       -----
 10.1       Form of Securities Purchase Agreement
 10.2       Certificate of Designation for Series H Preferred Stock
 10.3       Form of Registration Rights
 10.4       Form of Warrant
 27         Financial data schedule