Form 10QSB/A
period 1998-09-30
STARBASE CORP
filed 1999-06-25
CIK 911577

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

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Balance Sheets at September 30, 1998 (Unaudited) (as restated) and March 31, 1998        3

              Statements of Operations (Unaudited) (as restated) for the six month
              period ended September 30, 1998 and 1997                                                 4

              Statements of Cash Flows (Unaudited) (as restated) for the six month
              period ended September 30, 1998 and 1997                                                 5

              Notes to Financial Statements (Unaudited) (as restated)                                  6

    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                               10

PART II.      OTHER INFORMATION

    ITEM 5.   Other Information                                                                       13

    ITEM 6.   Exhibits and Reports on Form 8-K                                                        14

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)

                                                                   September 30,       March 31,
                                                                       1998              1998
                                                                   -------------       ---------
                                                                    (unaudited)
                                                                   (as restated)
ASSETS

Current Assets:
  Cash and cash equivalents                                          $  1,287           $  4,167
  Restricted cash                                                         118                  0
  Accounts receivable, net of allowances of $118
   (Sept 30, 1998) and $89 (Mar 31, 1998)                               1,550                464
  Notes and other receivables                                              14                 45
  Prepaid expenses and deferred charges                                   393                113
  Inventories                                                              73                 57
                                                                     --------           --------
    Total current assets                                                3,435              4,846

Property and equipment, net                                             1,125                747
Note receivable from officer                                               92                 76
Other non-current assets                                                   43                 13
                                                                     --------           --------
Total assets                                                         $  4,695           $  5,682
                                                                     ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                           $  1,330           $    941
  Deferred income                                                         405                263
  Current portion of capital lease obligation                             106                 10
                                                                     --------           --------
    Total current liabilities                                           1,841              1,214

Capitalized lease obligation, less current portion                        163                 38
                                                                     --------           --------
    Total liabilities                                                   2,004              1,252

Shareholders' equity:
  Preferred stock, $.01 par value; $5,152 (September 30,
    1998) and $4,716 (March 31, 1998) liquidation value;
    authorized 10,000,000; issued and outstanding 1,644,703
    shares (September 30, 1998) and 3,772,953 (March 31,
    1998)                                                                  16                 38
  Common stock, $.01 par value; authorized 50,000,000;
    issued and outstanding 20,856,250 (September 30, 1998)
    and 18,580,499 (March 31, 1998)                                       209                186
 Additional paid-in capital                                            49,790             46,287
 Accumulated deficit                                                  (47,324)           (42,081)
                                                                     --------           --------

  Total shareholders' equity                                            2,691              4,430
                                                                     --------           --------

Total liabilities and shareholders' equity                           $  4,695           $  5,682
                                                                     ========           ========



     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                    Three months ended             Six months ended
                                                       September 30,                 September 30,
                                                --------------------------     -------------------------
                                                     1998                         1998
                                                (as restated)       1997       as restated)       1997
                                                -------------     --------     ------------     --------
Revenues:
  Products                                         $  1,371       $    277       $  2,264       $    504
  Maintenance & training                                187             53            339             94
  License and royalty                                    86             36            195            106
                                                   --------       --------       --------       --------

    Total revenues                                    1,644            366          2,798            704

Cost of Sales:
  Products, licenses and other                           97             23            336             55
                                                   --------       --------       --------       --------

Gross margin                                          1,547            343          2,462            649

Operating Expenses:
  Research and development                            1,085            561          2,138          1,105
  Selling, general and administrative                 3,096          1,203          5,277          2,321
                                                   --------       --------       --------       --------

    Total operating expenses                          4,181          1,764          7,415          3,426
                                                   --------       --------       --------       --------

  Operating loss                                     (2,634)        (1,421)        (4,953)        (2,777)

  Interest income                                        11             24             53             49
  Interest expense                                       (3)          (360)            (5)          (361)
  Other income and expense                               (3)           (14)            (4)           (14)
                                                   --------       --------       --------       --------
  Total interest and other income and expense             5           (350)            44           (326)

Loss before income taxes                             (2,629)        (1,771)        (4,909)        (3,103)

  Provision for income taxes                              2              1              2              1
                                                   --------       --------       --------       --------

Net loss                                             (2,631)        (1,772)        (4,911)        (3,104)

  Non-cash dividend                                     178             --            334          1,660

Net loss applicable to common stockholders         $ (2,809)      $ (1,772)      $ (5,245)      $ (3,104)
                                                   ========       ========       ========       ========

Per share data:
  Basic and diluted loss per common share          $  (0.15)      $  (0.13)      $  (0.29)      $  (0.24)
                                                   ========       ========       ========       ========

  Weighted average number of
   common shares outstanding                         18,378         13,629         17,932         12,820
                                                   ========       ========       ========       ========



     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         Six months ended
                                                           September 30,
                                                     ------------------------
                                                         1998
                                                     (as restated)      1997
                                                     -------------    -------
Cash Flows from Operating Activities:
  Net loss                                              $(4,911)      $(3,104)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                           166           107
    Provision for doubtful accounts and sales
     returns                                                 44            58
    Loss on disposition of property, equipment and
     capital lease                                            3            --
    Stock option compensation                               130            --
    Recognition of deferred income                          142            --
    Amortization of financing costs                          --            13
    Amortization of debt discount                            --           340
    Other adjustments                                        --            --
    Changes in assets and liabilities, excluding
      the effect of Non-cash transactions:
      Accounts receivable                                (1,130)         (146)
      Notes and other receivables                            31            26
      Inventories                                           (16)           11
      Prepaid expenses and deferred charges                (280)           14
      Other assets                                          (50)           (1)
      Accounts payable and accrued liabilities              611           125
                                                        -------       -------

Net cash used by operations                              (5,260)       (2,557)

Cash Flows from Investing Activities:
  Increase in restricted cash                              (118)           --
  Capital expenditures                                     (547)          (64)
                                                        -------       -------

Net cash used by investing activities                      (665)          (64)

Cash Flows from Financing Activities:
  Proceeds from sale of preferred stock                   3,000            --
  Proceeds from  sale of convertible debentures              --         3,100
  Proceeds from issuance of common stock:
    From stock purchase plan                                 --            --
    From private placements                                  92            --
    From exercise of options                                 23            12
    From exercise of warrants                                --            --
  Payment of financing related costs                        (48)         (286)
  Payments on capitalized lease obligations                 (23)           (3)
  Loans from officers/directors                              --            --
  Repayment of loans from officers/directors                 --            --
  Repayment of (disbursement of) loan to officer             --            --
                                                        -------       -------

Net cash provided (used) by financing activities          3,045         2,823
                                                        -------       -------

Net increase (decrease) in cash                          (2,880)          202

Cash and cash equivalents, beginning of period            4,167         2,722
                                                        -------       -------

Cash and cash equivalents, end of period                $ 1,287       $ 2,924
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

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


In February 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. This statement was adopted by the Company beginning with its quarterly period ended December 31, 1997 and, since the Company is considered a simple capital structure for reporting EPS, previously reported loss per common share data were not affected

RESTRICTED CASH

On September 17, 1998, the Company pledged $118,000 of cash for an irrevocable letter of credit related to the lease of new office space and was classified as restricted cash on the balance sheet. The letter of credit will be reduced by 33.33% each year and will expire on July 2, 2001.

3.   COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

       (In thousands)                                        September 30,     March 31,
                                                                 1998            1998
                                                             -------------     ---------
             ACCOUNTS RECEIVABLE
             Trade accounts receivable                          $ 1,668         $   553
             Less allowance for doubtful accounts                  (118)            (89)
                                                                -------         -------
                                                                $ 1,550         $   464
                                                                =======         =======

          PROPERTY AND EQUIPMENT
          Computer hardware                                     $ 1,418         $ 1,110
          Furniture and fixtures                                    282             255
          Computer software                                         282             269
          Leasehold improvements                                    208              40
                                                                -------         -------
                                                                  2,190           1,674
          Less accumulated depreciation and amortization         (1,065)           (927)
                                                                -------         -------

                                                                $ 1,125         $   747
                                                                =======         =======


          ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
          Trade accounts payable                                $   618         $   390
          Accrued professional fees                                 257             255
          Accrued wages and bonuses                                 400             205
          Other accrued expenses                                     55              91
                                                                -------         -------

                                                                $ 1,330         $   941
                                                                =======         =======

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

4.   RESTATEMENTS

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

The Company has also restated the second quarter of fiscal 1999 financial statements to recognize compensation expense of $130,000, determined using the Black-Scholes pricing model, relating to the issuance of options to purchase 240,000 shares of common stock given to outside consultants. Such restatements increased selling, general and administrative expenses, net loss, additional paid-in-capital and accumulated deficit by $130,000 and increased the net loss per basic and diluted share from $(.28) to $(.29) per share for the six months ended September 30, 1998.

The restated financial statements also include an adjustment of $135,000 related to the value of the beneficial conversion feature related to the issuance of the Series G Preferred Stock warrants (see note 5). The affect of such restatement is to increase the net loss applicable to common stock for the three and six months ended September 30, 1998 by $135,000.

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

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

As of September 30, 1998, 150,000 shares of Series D Preferred Stock, 1,491,603 shares of Series E Preferred Stock and 3,100 shares of Series G Preferred Stock were outstanding.

WARRANTS

Warrant activity for the six month period ended September 30, 1998 is as follows:

                                                                   Warrant Price
                                                    Shares           Per Share
                                                   ---------       -------------
          Outstanding at March 31, 1998            2,177,722        $1.25-$1.80
          Granted                                    627,534        $      0.78
          Exercised                                       --
          Expired                                         --
                                                   ---------
          Outstanding at September 30, 1998        2,805,256        $0.78-$1.80
                                                   =========


6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     Six months
                                                                                 Ended September 30,
                                                                               -----------------------
            (In thousands)                                                      1998            1997
                                                                               -------         -------
          Interest paid                                                        $     5         $     4
          Income taxes paid                                                          2               1

          Non-cash investing and financing transactions:
            Non-cash preferred stock and common stock dividends                   (334)         (1,660)
            Conversion of preferred stock to common stock (Note 5)                  22               2
            Common stock issued in 3-for-1 warrant conversion  (Note 4)             --              15
            Equipment purchased under capitalized lease                             --              54


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

Operating expenses in the three month period ended September 30, 1998 increased to $4,181,000 from $1,764,000 in the same quarter of the previous year. For the six month period ended September 30, 1998, operating expenses increased to $7,415,000 from $3,426,000. These increases were primarily due to the building of the sales & marketing and research & development infrastructures. At September 30, 1998, the Company had 101 employees, which consisted of 36 in sales & marketing, 42 in research & development and 23 in general & administrative. At September 30, 1997, the Company had 48 employees, which consisted of 15 in sales & marketing, 24 in research & development and 9 in general & administrative.

Research and development expenses. Research & development expenses include personnel and other such direct and overhead expenses incurred in the development of the Company's products. StarBase continues to make significant investments in research and development to bring new products to market and to support existing products. In the three month period ended September 30, 1998 overall research and development expenses increased to $1,085,000 compared to $561,000 for the same period in the prior year and for the six month period ended September 30, 1998 increased to $2,138,000 compared to $1,105,000 for the same period in the prior year primarily as a result of the increase in development staff.

Selling, general and administrative expenses. Selling, general & administrative expenses for the three months ended September 30, 1998 increased approximately $1,893,000 over the same period in the prior year. For the six month period ended September 30, 1998 selling, general & administrative expenses increased to $5,277,000 from $2,321,000 in the corresponding period of the prior year. These increases were mainly the result of additional sales and marketing personnel coupled with the advertising and promotion programs to launch the StarTeam 3.0 family of products.

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

NON-CASH DIVIDEND

Non-cash dividend for the three month period ended September 30, 1998 was $178,000 due to the beneficial conversion feature of the Series G Preferred and Warrants issued. There was no non-cash dividend for the three month period ended September 30, 1997.

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

                                     PART II


                                     ITEM 5
                                OTHER INFORMATION

None.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits


 Exhibit                                                                                                 Ref./
 Number                                      Description Of Document                                     Page
---------- -------------------------------------------------------------------------------------------- -------
  10.1     Form of Securities Purchase Agreement                                                         (A)
  10.2     Certificate of Designation (Series G Preferred Stock)                                         (A)
  10.3     Form of Registration Rights Agreement                                                         (A)
  10.4     Form of Warrant                                                                               (A)
  27       Financial data schedule

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

                                        STARBASE CORPORATION


June 25, 1999                               /s/  Douglas S. Norman
Date                                    ----------------------------------------
                                            Douglas S. Norman
                                            Director of Finance
                                            Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule