Form 10QSB/A
period 1998-12-31
STARBASE CORP
filed 1999-06-25
CIK 911577

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

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Balance Sheets at December 31, 1998 (as restated) and March 31, 1998                     3

              Statements of Operations for the three (as restated) and nine
              month periods ended December 31, 1998 and 1997                                           4

              Statements of Cash Flows for the nine month
              period ended December 31, 1998 and 1997 (as restated)                                    5

              Notes to Financial Statements (as restated)                                              6

    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                               10

PART II.      OTHER INFORMATION

    ITEM 5.   Other Information                                                                       13

    ITEM 6.   Exhibits and Reports on Form 8-K                                                        14


                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)

                                                                                December 31,         March 31,
                                                                                   1998                1998
                                                                                 Unaudited            Audited
                                                                               (as restated)
                                                                               ------------          --------
ASSETS

Current Assets:
  Cash and cash equivalents                                                       $     62           $  4,167
  Restricted cash                                                                      118                 --
  Accounts receivable, net of allowances of $286 (Dec 31, 1998) and $89
     (Mar 31, 1998)                                                                  1,938                464
  Notes and other receivables                                                            4                 45
  Prepaid expenses and deferred charges                                                205                113
  Inventories                                                                           24                 57
                                                                                  --------           --------

    Total current assets                                                             2,351              4,846

Property and equipment, net                                                          1,106                747
Note receivable from officer                                                            93                 76
Other non-current assets                                                               185                 13
                                                                                  --------           --------

Total assets                                                                      $  3,735           $  5,682
                                                                                  ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                                        $  1,426           $    941
  Deferred income                                                                      540                263
  Current portion of capital lease obligation                                          111                 10
                                                                                  --------           --------

    Total current liabilities                                                        2,077              1,214

  Capitalized lease obligation, less current portion                                   147                 38
                                                                                  --------           --------

    Total liabilities                                                                2,224              1,252


Shareholders' equity:
  Preferred stock, $.01 par value; $4,922 (December 31, 1998) and $4,716
    (March 31, 1998) liquidation value; authorized 10,000,000;
    issued and outstanding 774,468 shares (December 31, 1998) and                        8                 38
    3,772,952 (March 31, 1998)
  Common stock, $.01 par value; authorized 50,000,000; issued and
    outstanding 23,282,502 (December 31, 1998) and 18,580,499 (March                   233                186
    31, 1998)
 Additional paid-in capital                                                         51,474             46,287
 Subscription receivable                                                              (800)                --
 Accumulated deficit                                                               (49,404)           (42,081)
                                                                                  --------           --------

  Total shareholders' equity                                                         1,511              4,430
                                                                                  --------           --------

Total liabilities and shareholders' equity                                        $  3,735           $  5,682
                                                                                  ========           ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)



                                                           Three months ended                      Nine months ended
                                                              December 31,                           December 31,
                                                    ------------------------------         -----------------------------
                                                      Unaudited                              Unaudited
                                                        1998             Unaudited             1998            Unaudited
                                                    (as restated)          1997            (as restated)         1997
                                                    -----------          ---------         -----------         ---------
Revenues:
  Products                                             $  1,477           $    385           $  3,740           $    889
  Maintenance & training                                    214                 64                553                158
  License and royalty                                       182                208                377                314
                                                       --------           --------           --------           --------

    Total revenues                                        1,873                657              4,670              1,361

Cost of Sales:
  Products, licenses and other                              112                 14                448                 69
                                                       --------           --------           --------           --------

Gross margin                                              1,761                643              4,222              1,292

Operating Expenses:
  Research and development                                1,023                817              3,161              1,922
  Selling, general and administrative                     2,729              1,372              8,007              3,693
                                                       --------           --------           --------           --------

    Total operating expenses                              3,752              2,189             11,168              5,615
                                                       --------           --------           --------           --------

  Operating loss                                         (1,991)            (1,546)            (6,946)            (4,323)

  Interest income                                             4                 25                 57                 74
  Interest expense                                           (7)              (578)               (11)              (939)
  Other income and expense                                   (2)               (25)                (5)               (39)
                                                       --------           --------           --------           --------
  Total interest and other income and expense                (5)              (578)                41               (904)

Loss before income taxes                                 (1,996)            (2,124)            (6,905)            (5,227)

  Provision for income taxes                                 --                 --                  2                  1
                                                       --------           --------           --------           --------

Net loss                                                 (1,996)            (2,124)            (6,907)            (5,228)

  Non-cash dividend                                          83                 --                417              1,660

Net loss applicable to common stockholders             $ (2,079)          $ (2,124)          $ (7,324)          $ (6,888)

Per share data:
  Basic and diluted loss per common share              $  (0.10)          $  (0.15)          $  (0.39)          $  (0.51)
                                                       ========           ========           ========           ========

  Weighted average number of
   common shares outstanding                             20,555             14,448             18,810             13,365
                                                       ========           ========           ========           ========






     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                               Nine months ended
                                                                  December 31,
                                                         -----------------------------
                                                           Unaudited         Unaudited
                                                             1998               1997
                                                         (as restated)
                                                         -------------       ---------
Cash Flows from Operating Activities:
  Net loss                                                  $(6,907)          $(5,228)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                               262               168
    Provision for doubtful accounts and sales
      returns                                                   218                92
    Loss on disposition of property, equipment and
      capital lease                                               3                --
    Recognition of deferred income                              277                --
    Stock option compensation                                   140                --
    Amortization of financing costs                              --                40
    Amortization of debt discount                                --               882
    Other adjustments                                            --                --
    Changes in assets and liabilities, excluding
      the effect of Non-cash transactions:
      Accounts receivable                                    (1,685)             (296)
      Notes and other receivables                                41               (72)
      Inventories                                                34                11
      Prepaid expenses and deferred charges                     152                85
      Other assets                                             (191)              (32)
      Accounts payable and accrued liabilities                  484               177
                                                            -------           -------

Net cash used by operations                                  (7,172)           (4,173)

Cash Flows from Investing Activities:
  Increase in restricted cash                                  (118)               --
  Capital expenditures                                         (611)             (256)
                                                            -------           -------

Net cash used by investing activities                          (729)             (256)

Cash Flows from Financing Activities:
  Proceeds from sale of preferred stock                       3,850                --
  Proceeds from  sale of convertible debentures                  --             3,100
  Proceeds from issuance of common stock:
    From stock purchase plan                                     --                --
    From private placements                                     152                --
    From exercise of options                                     23                12
    From exercise of warrants                                    --                --
  Payment of financing related costs                           (175)             (331)
  Payments on capitalized lease obligations                     (54)               (5)
  Loans from officers/directors                                  --                --
  Repayment of loans from officers/directors                     --                --
  Repayment of (disbursement of) loan to officer                 --                --
                                                            -------           -------

Net cash provided (used) by financing activities              3,796             2,776
                                                            -------           -------

Net increase (decrease) in cash                              (4,105)           (1,653)

Cash and cash equivalents, beginning of period                4,167             2,722
                                                            -------           -------

Cash and cash equivalents, end of period                    $    62           $ 1,069
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

Pursuant to Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), the Company provides dual presentation of "basic" and "diluted" earnings per share (EPS). Basic EPS amounts are based upon the weighted average number of common shares outstanding. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include stock options using the treasury stock method. Common equivalent shares are excluded from the calculation of diluted EPS in loss years, as the impact is antidilutive. There was no difference between basic and diluted EPS for each period presented.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

RESTRICTED CASH

On September 17, 1998, the Company pledged $118,000 of cash for an irrevocable letter of credit related to the lease of new office space and was classified as restricted cash on the balance sheet. The letter of credit will be reduced by 33.33% each year and will expire on July 2, 2001.

3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

       (In thousands)                                 December 31,        March 31,
                                                         1998               1998
                                                      ------------        --------
ACCOUNTS RECEIVABLE
Trade accounts receivable                               $ 2,224           $   553
Less allowance for doubtful accounts                       (286)              (89)
                                                        -------           -------
                                                        $ 1,938           $   464
                                                        =======           =======


PROPERTY AND EQUIPMENT
Computer hardware                                       $ 1,472           $ 1,110
Furniture and fixtures                                      314               255
Computer software                                           282               269
Leasehold improvements                                      198                40
                                                        -------           -------
                                                          2,266             1,674
Less accumulated depreciation and amortization           (1,160)             (927)
                                                        -------           -------

                                                        $ 1,106           $   747
                                                        =======           =======


ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Trade accounts payable                                  $   715           $   390
Accrued professional fees                                   117               255
Accrued wages and bonuses                                   520               205
Other accrued expenses                                       74                91
                                                        -------           -------
                                                        $ 1,426           $   941
                                                        =======           =======


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

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


The Company has also restated the second and third quarter of fiscal 1999 financial statements to recognize compensation expense of $130,000, and $10,000 respectively, determined using the Black-Scholes pricing model, relating to the issuance of options to purchase 240,000 shares of common stock to outside consultants. Such restatements increased selling, general and administrative expenses, net loss, additional paid-in-capital and accumulated deficit by $10,000 and increased the net loss per basic and diluted shared from $(.09) to $(.10) per share for the three months ended December 31, 1998. Such restatements increased selling, general and administrative expenses, net loss, additional paid-in-capital and accumulated deficit by $140,000 and increased net loss per basic and diluted share from $(.37) to $(.39) per share for the nine months ended December 31, 1998.

The restated financial statements also include an adjustment of $161,000 related to the value of the beneficial conversion feature related to the issuance of the Series G Preferred Stock warrants (see note 5), of which $26,000 relates to the three months ended December 31, 1998. The affect of such restatement is to increase the net loss applicable to common stock for the nine months ended December 31, 1998.

The restatements also include the reclass of $800,000 related to (preferred) stock subscriptions receivable. The subscriptions, previously reported as notes and other receivables are reported in the Stockholders' equity section of the restated financial statements for the nine months ended December 31, 1998.

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

During November 1998, the Company entered into agreements to complete a three tranche private placement consisting of 3,185 shares of Series H Preferred Stock for $3,000,000. The first tranche closed in November 1998, the second tranche closed in December 1998 and the third tranche is scheduled to close in February 1999. As of December 31, 1998, 1,749 shares of Series H Preferred had been issued for $1,650,000. The Series H Preferred Stock is not redeemable and has a liquidation preference of $1,000 per share. The holders of Series H Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company or for any other purpose. Each share of Series H Preferred Stock is convertible, after the holding period, into the Company's common stock, at a conversion rate which is determined by dividing $1,000 by the Conversion Price. The Conversion Price shall be the lesser of (a) 110% of the average of the closing bid prices of the common stock for the five-day trading period on the trading date immediately preceding the Closing Date (the "Closing Price") or (b) the average of the two
(2) lowest closing bid prices of the common stock over the thirty (30) trading days immediately preceding the Conversion. In addition, the Company issued 213,575 warrants related to the Series H Preferred Stock. One half of the warrants is exercisable for one share of common stock at $0.95 through November 24, 2003 and one-half of the warrants is exercisable for one share of common stock at $0.73 through December 20, 2003, after which the warrants will expire.

As of December 31, 1998, 770,509 shares of Series E Preferred Stock, 2,210 shares of Series G Preferred Stock and 1,749 shares of Series H Preferred Stock were outstanding.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

WARRANTS

Warrant activity for the nine month period ended December 31, 1998 is as follows:

                                                            Warrant Price
                                           Shares             Per Share
                                          ---------         -------------
Outstanding at March 31, 1998             2,177,722          $1.25-$1.80
Granted                                     809,934          $0.73-$0.95
Exercised (converted)                            --                   --
Expired                                          --                   --
                                          ---------
Outstanding at December 31, 1998          2,987,655
                                          =========

6. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             Nine months
                                                                          Ended December 31,
                                                                       -------------------------
  (In thousands)                                                         1998             1997
                                                                       --------          -------
Interest paid                                                          $    11           $     6
Income taxes paid                                                            2                 1

Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends                     (417)           (1,660)
  Conversion of preferred stock to common stock (Note 5)                    45                 2
  Common stock issued in 3-for-1 warrant conversion  (Note 4)               --                15
  Capitalized insurance financing                                          242                --
  Equipment purchased under capitalized lease                               12                54

7. COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered into a sub-lease for new office space located at 4 Hutton Centre Drive, Santa Ana, CA 92707. The new offices consist of 17,000 square feet costing approximately $27,000 per month through February 22, 2000. Simultaneously, the Company also entered into a lease agreement for 4,100 contiguous square feet beginning January 1999 through September 2003 at a rate of approximately $8,000 per month. In addition, the Company entered into a lease agreement for the 17,000 square feet beginning February 23, 2000 through September 2003 at a rate of approximately $41,000 per month.

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

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenue increased in the three month period ended December 31, 1998 by $1,216,000 or 185%, to $1,873,000, from $657,000 in the same three month period of the previous year due to the increase in product, maintenance and training revenue, $1,242,000, partially offset by a slight decrease in license and royalty revenue from the Company's Roundtable product of $26,000. Total revenue for the nine month period ended December 31, 1998, increased to $4,670,000 from $1,361,000 in the same period of the prior year. The increase in product revenue has been favorably affected by the February 1998 release of the StarTeam 3.0 family of products.

Cost of Sales increased to $112,000 from $14,000 in the three month period ended December 31, 1998 over the same quarter of the previous year and to $448,000 from $69,000 for the nine month period ended December 31, 1998 over the same period of the previous year due to the increase in product shipments. Cost of sales consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product.

Operating expenses in the three month period ended December 31, 1998 increased to $3,752,000 from $2,189,000 in the same quarter of the previous year. For the nine month period ended December 31, 1998, operating expenses increased to $11,168,000 from $5,615,000. These increases were primarily due to the building of the sales & marketing and research & development infrastructures. At December 31, 1998, the Company had 90 full-time employees, which consisted of 29 in sales & marketing, 46 in research & development and 15 in general & administrative. At December 31, 1997, the Company had 54 employees, which consisted of 15 in sales & marketing, 30 in research & development and 9 in general & administrative.

Research and development expenses. Research & development expenses include personnel and other such direct and overhead expenses incurred in the development of the Company's products. StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products. In the three month period ended December 31, 1998 overall research and development expenses increased to $1,023,000 compared to $817,000 for the same period in the prior year and for the nine month period ended December 31, 1998 increased to $3,161,000 compared to $1,922,000 for the same period in the prior year primarily as a result of the increase in development staff.

Selling, general and administrative expenses. Selling, general & administrative expenses for the three months ended December 31, 1998 increased approximately $1,357,000 over the same period in the prior year. For the nine month period ended December 31, 1998 selling, general & administrative expenses increased to $8,007,000 from $3,693,000 in the corresponding period of the prior year. The increase was mainly the result of additional sales and marketing personnel couples with the advertising and promotion programs to launch the StarTeam 3.0 family of products.

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

NON-CASH DIVIDEND

Non-cash dividend for the three month period ended December 31, 1998 was $83,000 due to the beneficial conversion feature of the Series G Preferred and Warrants issued. There was no non-cash dividend for the three month period ended December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand as of December 31, 1998 totaled $62,000 and $4,167,000 as of March 31, 1998. At December 31, 1998 the Company had positive working capital of $274,000, compared to $3,632,000 at March 31, 1998.

During the nine months ended December 31, 1998, the Company used $7,172,000 for operations, an increase of approximately $2,999,000 over the amount used for operations in the prior year. The increase was primarily due to the building of the Company's infrastructure. Capital expenditures were approximately $611,000 and $256,000 during the nine months ended December 31,1998 and December 31, 1997, respectively.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $286,000 at December 31, 1998 compared to $89,000 at March 31, 1998 for future returns and other collection issues. The increase is due to greater revenue.

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

                                     PART II


                                     ITEM 5
                                OTHER INFORMATION

None.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  Exhibit                                                                                                   Ref./
  Number                                       Description Of Document                                      Page
------------   ----------------------------------------------------------------------------------------   ----------
   10.1        Form of Securities Purchase Agreement                                                         (A)
   10.2        Certificate of Designation for Series H Preferred Stock                                       (A)
   10.3        Form of Registration Rights                                                                   (A)
   10.4        Form of Warrant                                                                               (A)
   27          Financial data schedule

-------------------------
(A)  Incorporated herein by reference to the Company's Form 10-QSB
     (file number 0-25612) filed with the Commission on February 12, 1998


(b) Reports on Form 8-K

None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 STARBASE CORPORATION
                                                 (Registrant)

June 25, 1999                                    /s/  Douglas S. Norman
----------------------------                     -------------------------------
Date                                             Douglas S. Norman
                                                 Director of Finance
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule