Form 10KSB
period 1999-03-31
STARBASE CORP
filed 1999-06-29
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's revenues for its most recent fiscal year: $6,832,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 1999, based on the closing price as reported by NASDAQ was $70,410,000.

Number of shares outstanding as of May 31, 1999: Common Stock: 29,646,430

Documents Incorporated by Reference: None.

================================================================================

                                TABLE OF CONTENTS

Part I...................................................................................................3
   Item 1. Business......................................................................................3
     Description of Business.............................................................................3
     The Market Opportunity..............................................................................3
     Market Size.........................................................................................5
     StarBase Strategy...................................................................................6
     StarBase Product Line...............................................................................6
     Competition.........................................................................................9
     Sales and Marketing................................................................................11
     Proprietary Rights.................................................................................12
     Employees..........................................................................................13
     Forward Looking Statements.........................................................................13
     Risk Factors.......................................................................................13
   Item 2. Properties...................................................................................14
   Item 3. Legal Proceedings............................................................................14
   Item 4. Submission of Matters to a Vote of Security Holders..........................................14
Part II.................................................................................................15
   Item 5. Market for Registrant's Common Equity........................................................15
   Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations........15
     Results of Operations..............................................................................15
     Liquidity and Capital Resources....................................................................17
     The Year 2000......................................................................................17
   Item 7. Financial Statements.........................................................................20
     Independent Auditors Report........................................................................21
     Report of Independent Accountants..................................................................22
     Balance Sheets.....................................................................................23
     Statements of Operations...........................................................................24
     Statements of Cash Flows...........................................................................25
     Statements of Stockholders' Equity.................................................................27
     Notes to Financial Statements......................................................................28
   Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........41
Part III................................................................................................42
   Item 9. Directors and Executive Officers of The Registrant...........................................42
   Item 10. Executive Compensation......................................................................42
   Item 11. Security Ownership of Certain Beneficial Owners and Management..............................42
   Item 12. Certain Relationships and Related Transactions..............................................42
Part IV.................................................................................................43
   Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................43
     (a)   Exhibits.....................................................................................43
     (b)   Reports on From 8-K..........................................................................44

                                     PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

StarBase Corporation, a Delaware corporation (the "Company"), is a leading provider of advanced Internet and intranet based technical collaboration products for web site application production and software configuration management (SCM). The Company develops, markets and supports team-oriented development software that targets the evolving needs of corporate information technology (IT) structures which support projects requiring technical collaboration on an enterprise level. The Company's current product line consists of the recently launched products StarTeam(R) 4.0 and Enterprise Suite, as well as StarSweeper, StarContent, RoundTable(R) and Versions(R). StarTeam 4.0 has been recognized in the industry as the only product to effectively integrate the essential components of SCM tools in one easy-to-use and intuitive interface built on top of a collaborative framework. The Company has chosen to focus on technical collaboration and team productivity since the wide usage of the Internet has created a tremendous potential market for distributed project teams needing secure, remote access to projects. The Company has also practically eliminated the barriers to entry for current users of other SCM tools by inter-operating with the leading Windows based SCM products. Furthermore, the Company's products utilize and are tightly integrated with various Microsoft technologies, a market leader in technology software.

The Company's address is 4 Hutton Centre Drive, Suite 800, Santa Ana, CA 92707. The Company's registered office is in the City of Wilmington, County of New Castle, Delaware. The main telephone number is (714) 445-4400. The corporate Web site is http://www.starbase.com. The Company's federal tax identification number is 33-0567363.

THE MARKET OPPORTUNITY

StarBase was founded to solve a critical business problem that has plagued the software industry for the past two decades, namely the inability of software development projects to deliver software products on time and within budget. The industry solution to this problem has been to improve the application development tools for programmers and, most recently, Integrated Development Environments (IDE) for programmers. Although the industry's major software companies have made significant improvements in IDE product offerings, i.e., Microsoft Visual C++, Microsoft Visual Basic, Sybase PowerBuilder, Borland Delphi, etc., the industry press has continued to report that the majority of software projects still come in late and over budget.

Windows 95/98, Windows NT and UNIX Software Development

Industry research indicates that application development responsibility is increasingly shared by the MIS organization and other operating divisions of corporations that develop distributed applications with components running on the de-facto desktop standard, Microsoft Windows. In response to this trend, software companies are offering a new generation of object-oriented, client-side development tools to address the desktop application development needs.

Current trends identified by leading industry research organizations also show an increasing adoption of Windows NT as an application server. This trend, together with the one described in the paragraph above, demonstrates that there is a very sustained demand for tools that are highly integrated with the Windows environment and which can also be accessed from other platforms.

Moreover, the movement of application development to corporate operating divisions, in combination with the tools that enable the rapid development and deployment of applications, has resulted in smaller, multi-disciplinary teams. These teams not only include programmers and testers, but individuals from the operating segment who develop the requirements for an application or, in the end, are the actual users. Corporate initiatives such as electronic commerce (e-commerce) and WEB development are creating a sustainable model of groups such as illustrators, content providers, reviewers, outsourcers and even clients actively participating intensely in the development, deployment and maintenance of applications.

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

The StarTeam products augment and complement existing IDEs and are built on an SCM foundation. The SCM component of StarTeam is also a stand-alone product called Versions. StarBase is significantly participating in the IDE market through strategic alliances and OEM license agreements with many of the major IDE vendors, offering Versions 2.0 and StarTeam as an integral component of their IDE. StarTeam also extends SCM capabilities to other members of the project team who do not use traditional application development tools.

Web site Content Production and Management, Quality Control and e-Commerce Development

The increasing emphasis on e-commerce applications developed using the standard Internet protocol HTTP (HyperText Transfer Protocol), and client standards such as HTML, dHTML and XML, has brought about a growing need in the development community for products that help developers and administrators control the deployment of these applications. The Company is focused on delivering a line of products that will support the development and administration of e-commerce applications in a manner integrated with StarTeam 4.0's collaboration and SCM features, while providing increased productivity and higher quality.

StarBase's upcoming product, code-named StarTeam.com, is designed to facilitate a simple and effective relationship between web development team members, their development and publishing processes, and StarTeam itself. At the heart of StarTeam.com's functionality is its ability to provide management controls that separate the development and testing stage of a web application, from the production stage. StarTeam.com is based on a process-oriented solution that is integrated with quality assurance tools, to assist web managers in maintaining a clean production state. To achieve these objectives, StarTeam.com utilizes pre-existing tools and processes, such that the benefits of configuration and change management add value in terms of productivity, management, and control for web managers.

The growth of the Internet and Intranet markets represent a new alternative to enterprises that develop and disseminate internal and external information. Currently most changes to a corporate web site must go through a webmaster or web administrator, and usually come from employees spanning multiple departments, all with different priorities. When considered as a team, it is important to note that out of those diverse users (e.g., content providers, designers, illustrators, JAVA and HTML developers, editors, technical & customer support, sales & marketing personnel, etc.) only a minority are traditional developers. As more companies find themselves communicating and doing business over the Internet or corporate intranets, the need for tools to support this unique type of development environment becomes critical. With tools such as StarTeam.com, authorized users can access detailed audit trails of development, check files in and out for editing, and retrieve past versions of web site files. Using StarTeam.com, these users can send information directly to a web site, easing the burden for web administrators. Without a product such as StarTeam.com, it is difficult to control the configuration of a web site, leading to invalid hyperlinks and inconsistent information. Additionally, as web pages are constantly undergoing change and updates, maintaining version control of web page information prevents potentially costly information errors.

Traditional Software Configuration Management (SCM)

The traditional SCM market has been defined as a technical, extremely specialized and intrusive technology, targeted to large groups of developers, concentrated both geographically and functionally. This market has gone through significant changes created by newly emerging operating platforms (i.e., mainframe library managers, UNIX technical SCM tools and PC SCM tools) and management philosophy (i.e., production control oriented on the mainframe, process-management oriented on UNIX, and productivity-driven on the PC and Local Area Network). These changes in platform and management strategies created opportunity for several vendors to secure leading positions in each of those segments. StarBase management believes that two powerful forces are creating new disruptions in this market, which are creating opportunities for the Company's products.

The first disruption is the globalization of the corporate IT structures of today's competitive companies. Technical collaborators, tools and environments that allow the corporate IT to deliver information services (i.e., the "info-structure") are fast becoming global and distributed in nature. Therefore, in today's fast paced corporate environment more people are working on a single application or mission-critical project from multiple locations. This is a trend that favors StarBase because the Company's products have, for the last two years, supported fully and extensively distributed use across geographical locations, and have been highly optimized for those scenarios. Other competing SCM products are only now starting to deliver similar functionality, however, they are impaired by outdated product architectures that are difficult to change without sacrificing continuity for existing customers.

Secondly, IT info-structures are experiencing a diversification of the development function in enterprise wide projects. Traditional SCM tools were developed for highly specialized and technical groups of developers. In that context, loss of productivity by the need to extensively train users and modify existing processes was not significant. However, extensive training and modification of existing processes can become roadblocks, as increased collaboration among various departments of a company is required. Management believes that customers will not accept losses in productivity for increased collaboration with the development organization. Management also believes this trend also favors the StarBase products, which have been consistently rated as the easiest to use and implement in its product category, as demonstrated by the large number of the product's users who are not traditional application developers.

MARKET SIZE

According to a report by International Data Corporation (IDC), the market for SCM is growing by roughly 25% and approaching $600 million in 1998. Management believes that the SCM market is currently undergoing a dramatic transformation. Corporations require support for globally distributed teams via the Internet, standards-based integrations to leading technologies, and ease-of-use to allow other users to collaborate in development projects, all of which are comprehensively addressed by the currently available StarTeam products.

StarTeam products also include integrated tools from other markets such as defect tracking and project management, thus bringing together not only software developers but also technical collaborators (designers, documentation staff, content providers, and so on) which historically have not participated in the traditional SCM market. Thus, StarBase has the potential to secure market share beyond traditional SCM. The precise market size and potential for StarBase products beyond the scope of SCM have not been fully recognized, because the Company's products transcend the traditional SCM market. Therefore, an estimation of the true market for StarTeam is undetermined.

The new Web product line targets the rapidly growing market for Web site and e-commerce application development solutions that help to support the explosion in Internet commerce. It has been estimated by International Data Corporation
(IDC) that Internet commerce will more than double in 1999 to $68 billion, with online spending to reach nearly $1 trillion by 2002. Furthermore, IDC estimates that the worldwide market for Web professional development tools should grow to over $950 million by 2002, this represents a three fold increase from today's market size. Again, the exact market opportunity for current and upcoming StarBase Web products is unclear at this time as the market is in its very early stages and precise definitions and segmentations have not been made.

STARBASE STRATEGY

StarBase's strategy is to deliver technical collaboration solutions that facilitate the effective management of mission-critical IT projects. The Company seeks to develop products that are easy to use, offer best-of-breed functionality at attractive prices, feature familiar user interfaces, and deliver a high degree of integration. In developing its products, the Company relies on a combination of internal product development efforts, complementary technologies and products from third parties.

The Company believes that it is first to market with an SCM product line that is overall best-of-breed. The Company is striving to evolve the products so that each major integrated component is best-of-breed and so that the architecture also allows the integration of best-of-breed components from other companies. The Company believes it can thereby establish and maintain significant market share, achieve profitability without sacrificing long-term growth opportunities and deliver products that offer significant real value to the customer by containing the cost of development.

Achieving early market acceptance and awareness is a vital part of the Company's overall strategy. In fiscal 1998 and 1999 the Company gained both industry/customer awareness and credibility with the early 1998 product launch of its flagship product StarTeam 3.0. By the end of calendar 1998, a solid foundation of more than 1,500 customers was established through the introduction of the initial StarTeam product line, product recognition awards from the industry, and the successful expansion of the reseller, direct, OEM and international channels.

With the introduction of StarTeam 4.0 and Enterprise Suite in February of 1999 the Company sought to establish a unique market position. The Company believes StarTeam 4.0 offers improvements over other available products unmatched by any individual competitor. The Company is not aware of any commercially available team-oriented product with the capability, integration, and local and wide area communications represented by the StarTeam 4.0 suite of products. These products represent a new class of software development tools, which should uniquely set the Company apart from its competition.

The Company is furthermore leveraging its strengths in the SCM market to enter the web site content management and e-commerce development market with unique and competitive offerings. The Company believes that the emerging market of e-commerce Web site development requires a solution grounded in advanced SCM, that also optimizes team collaboration through ease-of-use to accommodate non-programmers who have become an increasingly important and sizable part of Web development teams. Leading industry analyst organizations like Hurwitz Group point to this opportunity, "Managing web site production, development and maintenance is a critical requirement for today's corporate IT departments. Organizations must have reliability, audibility and predictability in their applications in order to compete."

STARBASE PRODUCT LINE

The first SCM product, StarTeam 1.0, was released in January 1996 and gained critical acclaim from the industry press and independent testing laboratories. StarTeam 2.0, released in August 1996, included StarTeam Server and StarTeam Web Connect which added Internet and intranet access as well as improved performance. StarTeam 2.1, released in April 1997, offered enhanced functionality, a combined server product (StarTeam VirtualTeam Server) and a client product for small teams. StarTeam 3.0 Professional, released in February 1998, offered an advanced, visually oriented SCM functionality, and a high performance client-server architecture for distributed, world-wide operation for larger professional teams. StarTeam 4.0 and Enterprise Suite, released in February of 1999, has built upon the successes of these prior products to deliver a more comprehensive and integrated solution for supporting enterprise level corporate needs in application development.

StarTeam 4.0 and Enterprise Suite

StarTeam is a SCM solution designed to promote team collaboration while enhancing overall project management and increasing developer productivity. StarTeam enables project predictability, enhances control, increases visibility, multiplies team productivity and accumulates knowledge to correct chronic project problems. StarTeam seamlessly integrates with today's most popular development environments, source code control systems and project management solutions to provide a complete environment geared towards successful software development projects.

StarTeam 4.0 delivers all the key functionality required to support team development in today' widely distributed, multi-departmental corporate projects:

- Collaborative infrastructure to enhance communication across all team members.

- Location independence such that all team members can access project information, at any time, from anywhere.

-   Visual Configuration makes SCM easy, productive and efficient.

- Task-driven development to implement process control without lost of productivity.

- Integrated Change Management controls the detection and resolution of software defects and captures all critical data to maintain the context of the work right alongside the source code.

- Ease of use is facilitated through a highly integrated interface extends the benefits of SCM across teams.

- Component-based plug-in functionality achieved through open standard JAVA and COM APIs.

- Inter-operability with PVCS(TM) and SourceSafe(TM) allows StarTeam to inter-operate across different source code control solutions, because team productivity cannot be enhanced by requiring everybody to adopt new standards or discard existing infrastructure.

The Company believes that the StarTeam Enterprise Suite is the first SCM solution to provide the base for predictability and control of the application delivery lifecycle and the foundation for continuous process improvement. Enterprise Suite provides a unique, integrated set of customizable components, task driven process management, Microsoft Project integration, and StarDisk, an intuitive Windows Explorer client interface. StarTeam 4.0 and StarTeam Enterprise Suite deliver enhanced enterprise team productivity that reduces development time and lowers the cost of expensive application projects, while improving quality and overall control of business-critical applications.

StarTeam Enterprise Suite adds to the StarTeam 4.0 product a number of productivity components to take it well into the enterprise and to integrate with the established work processes of mature development organizations. The first delivery of StarTeam Enterprise Suite includes the following functionality:

- Task Management: This component provides the ability to implement process management without compromising productivity. StarTeam's Task Component enables both local and remote users to organize project plans, define tasks, subtasks and milestones, monitor task duration and schedules, control resource allocation and availability, create and view work records to determine actual work completed or remaining, keep project management and development workflow synchronized.

- Microsoft Project Integration: Delivers a seamless integration with Microsoft Project that allows project managers to automatically obtain project status and updates via repository synchronization. This added functionality interacts with the Task Component to allow the sharing of information between StarTeam 4.0 and Microsoft Project 98. Project Managers can export their MS Project tasks into StarTeam to create StarTeam tasks. During the export process, MS Project resources will be mapped to StarTeam team members. This allows the automatic creation of task and work definitions for each team member. In addition, Project Managers can import StarTeam work records into MS Project to allow the automatic status update for tracking their projects.

- Repository Customization: Allows technical organizations to tailor StarTeam to fit their internal software configuration management system and existing processes, thereby giving development organizations the means to achieve their goals of reducing time-to-market and improving software quality. Users can now modify values of the existing enumerated StarTeam fields and also create custom fields to better represent information specific to their environment. Project administrators can also determine which users have the rights to perform repository customizations.

- StarDisk: An advanced Windows Explorer interface that maps a virtual drive to the StarTeam repository allowing users to view files and access certain StarTeam functions, without running the StarTeam client application.

StarContent

StarContent delivers an environment geared for controlled and organized web development. In one unified and easy to use product, Web site teams can get everything they need to create, maintain and manage content and components of their Intranet and Web development projects. StarContent delivers content management and process control to webmasters together with an easy to use environment for content contributors. StarContent allows all team members to participate in the decision making process, while maintaining control over history and evolution of the web project. StarContent also includes the most advanced web quality control solution available today.

-   Intelligent Revision HistoryTM with project rollback

-   Flexible life-cycle and environment configuration

-   Parallel development with private and public views

-   Project rollback

-   Instant PublishingTM

-   Visual Differencing and file Merging

-   Concurrent and parallel development via project branches & views

-   Easy merge project branches

StarSweeper

StarSweeper is a quality control solution that assists Web professionals in deploying operationally sound, consistent, and responsive Web sites, thereby ensuring the highest level of user satisfaction. StarSweeper is a highly configurable web tool that generates JAVA-enhanced HTML reports to help Web professionals analyze site performance, layout and content on a daily basis. StarSweeper Workstation and Enterprise Edition are the first in a series of web oriented products being introduced by StarBase, leading up to the expected Fall 1999 release of the product code-named StarTeam.com, a total solution for Web site and Web application management.

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

Roundtable Total Software Management System for Progress Software

StarBase also offers Roundtable Total Software Management System ("TSMS") for Progress, which is sold by Progress Software exclusively.

Roundtable TSMS is a comprehensive repository-based Total Software Management System (TSMS) designed for and implemented in the Progress 4GL. Roundtable integrates with the Progress development environment seamlessly and provides programmers, quality assurance staff and managers with a wide range of powerful tools to develop and manage the deployment of higher quality software applications more predictably and at a lower cost.

COMPETITION

SCM Market

The market for configuration management solutions for application development, like StarTeam, is intensely competitive. The major developers and competitors in the lower-end SCM marketplace include Merant (PVCS), Microsoft (Visual SourceSafe) and Mortice Kern Systems, Inc., "MKS", (Source Integrity), with Continuus (Continuus/CM), Rational (ClearCase) and Computer Associates (CCC/Harvest) products competing at the high-end of the software configuration management market. At this time, the Company knows of no company that offers the comprehensive set of integrated tools found in StarTeam, nor the Internet management capabilities that are present in StarTeam VirtualTeam Server. Merant, MKS, Microsoft, Rational and others offer SCM capabilities that are similar to those offered by StarTeam. MKS and others have introduced configuration management products for the Web that offer some features that are included in StarTeam VirtualTeam Server.

Most of these companies have established greater market recognition and have substantially greater financial, production and marketing resources than the Company. The Company, however, is not currently aware that any of these companies are developing advanced SCM solutions such as StarTeam that provide a comprehensive set of collaborative capabilities that go beyond SCM to include tightly integrated change requests, defect tracking, decision management and threaded conversations, as components that integrate with one another and within the leading IDEs. StarBase believes that this level of integration is complementary to the industry direction of providing an increasing number of development tools as integral parts of an IDE. StarTeam accomplishes this by simply extending the number of programmer development tools available in an IDE to include advanced SCM components.

 An advanced SCM solution will incorporate a number of functional components including on-line decision management, project status, software component analysis, version control, software configuration management, change management including defect tracking, conversation management and work flow with role management. StarTeam currently integrates items 3 through 8, below, at this point in time, the Company knows of no other vendor attempting to integrate these software categories into a complete solution. However, several of these categories have vendors with dominant market positions. A detailed discussion of the eight functional areas is as follows:

1) Decision Management. Decision management is an on-line facility for identifying and tracking management and technical decisions as they are made on-line, during collaborative team discussions or through notification by the team leaders. The Company is unaware of a competitive or planned product with these features.

2) Software Component Analysis. There are currently specialized, individual tools that analyze such things as test coverage and software code complexity. The Company's products are planned to include these as well as more advanced capabilities such as pattern recognition analysis of software code errors and programmer error rate forecasting. The Company is currently unaware of a competitive or planned product offering with these features.

3) Project Status. There are currently several project management products, such as Symantec's Timeline and Microsoft's Project, that provide project status. However, project task information must be entered manually into these products. StarTeam 4.0 Enterprise products tracks task information on-line as work is performed by programmers. The Company knows of no products that provide on-line project scheduling and modeling information that is derived directly from a programmer's day-to-day work activities.

4) Software Configuration Management. The primary competitors in this category are Merant with PVCS, MKS with Source Integrity, and Microsoft with Visual SourceSafe. All three vendors offer robust administrative capabilities (multi-user support, project branching, file/project merging, and multiple directory support), a graphical user interface for ease-of-use, and report generators. All three vendors integrate with the leading development platforms including Microsoft's Visual Basic and Visual C++. The Company believes that the SCM functionality available in StarTeam competes favorably with these products at both the user interface and feature level.

5) Process-oriented Software Configuration Management. Rational Corporation's ClearCase and Computer Associate's CCC/Harvest are the two leading SCM products on the market. Both of these products are high-end tools offering comprehensive version control, high performance, efficient work space management, accurate and automatic build processes, and scale to the enterprise level. StarTeam offers competitive SCM features applicable from small development groups to complete corporate enterprises.

6) Change Management with Defect Tracking. There is no dominant vendor in the bug database (defect tracking) segment of the market today. Elsinore's Visual Intercept and Merant's Tracker are two of the more popular products and offer equivalent functionality including bug identification and disposition, responsibility routing, security and reporting. Currently, bug database products typically operate in a stand-alone fashion and do not integrate well with existing version control and configuration management products. However, all significant competitors offer tracking products. The Company believes that the StarTeam 4.0 change management facilities with defect tracking offers features that exceed those of existing bug database products, while offering integration within the advanced SCM environment.

7) Conversation Management. There are a number of products on the market today that allow software developers to communicate electronically, including electronic mail systems (e.g., Microsoft Mail and Lotus cc: Mail), commercial bulletin board services (e.g., Yahoo, CompuServe and America Online), and workgroup systems such as Lotus Notes. All these systems offer an effective mechanism to share information with others electronically. However, keeping the conversations on a focused topic over a sustained period of time has proven to be difficult and time-consuming. These problems have resulted in a new messaging paradigm referred to as threaded conversations. StarBase has delivered a threaded conversation capability in StarTeam that is comparable to the features offered in other commercially available products. However, StarTeam allows users to retain the context of these conversations by integrated into the software development process yielding focused conversations on defects, project status, and code modules, as well as links to E-mail and electronic forums.

8) Workflow Systems. Workflow concepts are beginning to appear in personal computing. Vendors who provide the electronic backbone for information sharing (Novell Netware and Microsoft EMS) are now beginning to incorporate the notion of workflow into their messaging paradigms and numerous companies are delivering market specific solutions. Although there are numerous vendors addressing workflow, at this time the Company knows of no vendor designing workflow concepts into a team-oriented software development tool. StarTeam plans, in future releases, to include a software development life-cycle feature that allows flexible model definition (e.g., changes in variables including work flow process, the definition and assignment of roles and responsibilities, and their effect on the project development life cycle) for a particular software development and maintenance process.

The Company believes that StarTeam's integration of on-line decision management, project status, version control, software configuration management, defect tracking, threaded conversations, work flow, security, administration, software component analysis and reporting features into one user-friendly product is unique within this segment of the industry. StarTeam has won several awards including Infoworld's "Best of the Test Center" in January of 1998.

Management believes there are significant barriers-to-entry into the Compay's market inhibiting an immediate response by competitors. This is due to the high level of integration and functionality necessary to provide workflow automation and information sharing. The Company believes that its competitors will need to re-engineer their software offerings to deliver a truly competitive product. Over time, as the Company integrates more functionality and performance enhancements, management believes that this differentiation is likely to increase.

Web Tools Market

The market for Web content management solutions that address the need to better manage and control web objects is in its infancy with no clear market leaders at this time. A few vendors that have notable name recognition include InterWoven, Vignette and FutureTense. InterWoven targets the high end of web content management and offers high cost products, while Vignette has its offerings rooted in Relationship Management with subsets of functionality for content management.

Smaller new entrants are anticipated in this segment as well as traditional SCM vendors with large database vendors expected to introduce new products as well, but will likely rely on smaller vendors to deliver the technology depth to cover all the various aspects of web development. We believe that other SCM vendors will be unsuccessful at penetrating this segment primarily due to their complex architectures and obtrusive, process oriented tools. Web professionals demand easy-to-use, intuitive solutions that deliver the necessary functionality. The Company believes that adding a web interface to a product, which some traditional SCM vendors are offering, will not provide a sufficient solution.

The Company believes that the StarTeam VirtualTeam Server and upcoming products like StarTeam.com will be able to quickly attract further interest in our solutions both from a product licensing arrangement as well as more strategic opportunities. Early indications suggest that our new offerings provide immediate value by offering key functionality combined with flexible interfaces that help regain control of the evolving web lifecycle, thus helping to enhance the on-line user experience when visiting a web site.

SALES AND MARKETING

During fiscal 1999, StarBase Corporation executed on the strategy of penetrating our broad customer-base and selling StarTeam 3.0 on an enterprise level to expand the implementation of StarTeam in existing and new accounts. With the February 1999 release of StarTeam 4.0, the Company could expand its penetration of the enterprise level corporate accounts, which are larger in dollar value as well as the amount of licenses implemented. The shift in customer base came as a result of the maturity of the product's capabilities and the direction management has chosen in this marketplace. The Company has furthermore refined its comprehensive, multi-channel sales organization that includes OEM sales, direct sales group (Corporate Sales), domestic channel sales and an international distribution network. Additionally, the marketing department has sought to further increase industry and potential customer recognition though various marketing programs.

Corporate Sales

The Company has established a corporate sales organization that is predominately telephone based to respond to customer leads and to proactively sell product to corporate end-user customers. Leads are generated through a number of marketing programs, including focused advertisements, direct mail campaigns, trade show participation, seminars, and press relations. Since the introduction of StarTeam in 1996 through March 1999, the corporate sales organization has sold over 18,000 copies of StarTeam to over 1,400 corporate customers. These clients includes consulting organizations (Booz Allen and Hamilton, EDS, ABT Corporation, KPMG Peat Marwick, Anderson Consulting), manufacturers (Boeing, Eaton, Westinghouse, GE, Lockheed Martin, Siemens), software companies (Network Associates, Auto-Soft), electronics companies (Intel, Fujitsu, Motorola, Xerox), financial institutions (Bank of America, Chase Manhatten Global Services, Deutche Bank, Schwab), and the federal government (IRS, Air Force, Navy, US Dept. of Labor and Commerce).

Progress Sales

In January of 1999, the Company renewed its agreement with Progress Software that allows them to sell and distribute the Roundtable Total Software Management System exclusively. The new agreement has created a cooperative sales and marketing program between the two companies to facilitate the sale of Roundtable products into the Progress customer base, and provide better service and support to Progress customers. StarBase now works in conjunction with Progress to aid in pre- and post-sales support services of Roundtable products to Progress customers.

Domestic Channel Sales

In fiscal 1999, the Company continued the recruitment program for VAR's through a program that offers packaged products and technical support. The StarPartner Program is intended to expand the distribution channel to include SCM consultants, value-added resellers, web site consultants, and system integrators.

International Sales

In fiscal 1999, the Company continued to expand its reach into the international market. The Company signed distribution agreements with several new international distributors to sell, market, and support StarBase products to end-users, corporations, resellers and VARs in their respective territories. Some of the agreements mark the beginning of representation of StarBase products into the respective countries. Each distributor actively markets StarBase products in a number of ways including telesales, direct mail, trade shows and exhibits, magazine and catalog advertising, public relations and the Internet. In addition, each provides comprehensive technical support, consulting and training services.

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

EMPLOYEES

As of March 31, 1999, the Company had 90 full-time and 6 part-time employees. Of these employees, 39 full-time and 2 part-time were in Research and Development, 15 full-time and 3 part-time were in Administration and 36 full-time and 1 part-time were in Sales and Marketing. The Company's workforce is not unionized and management believes that the Company's relations with its employees are good.

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

RISK FACTORS

History of Losses

There can be no assurance that the Company's product development efforts will result in a commercially viable business or that the Company will be able to generate significant revenues or operate profitably. Since its inception, the Company has had a history of losses and as of March 31, 1999, the Company had an accumulated deficit of $52,038,000. The Company anticipates incurring additional losses until it can successfully market and distribute its existing products, as well as successfully develop, market, and distribute its planned future products. The development of software products is difficult and time consuming, requiring the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of the Company's business must be considered in light of the problems, expenses, difficulties, complications, and unforeseen delays frequently encountered in connection with the development of new technologies.

Product Lines Under Development; Developing Market

The Company's success will be dependent in large part upon its ability to market its StarTeam 4.0 and Enterprise product lines and to quickly introduce and market additional products. While the Company is in various stages of developing additional products, there can be no assurance that such additional products will be completed or successfully marketed. User preferences for software products are difficult to predict and, historically, only a limited number of software products have achieved sustained market acceptance. Demand for software products is subject to a number of variables, including user preferences and the size of the installed base of personal computers capable of running the products. Further, the market for the Company's software products is evolving. There can be no assurance that the products introduced by the Company will achieve acceptance, or that other software vendors will not develop and market products which render the Company's products obsolete or less competitive. Failure to obtain significant customer satisfaction or market share for the Company's products would have a material adverse effect on the Company.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

The Company's Common Stock trades on the NASDAQ Stock Market under the symbol "SBAS". The following table sets out the high and low sales prices of the Company's Common Stock for each quarter within the last two fiscal years.


    DATE                                             HIGH              LOW
    ----                                            ------            ------
    FISCAL YEAR 1999
        Quarter Ended March 31, 1999                 $2.50            $0.62
        Quarter Ended December 31, 1998               1.25             0.59
        Quarter Ended September 30, 1998              2.13             0.66
        Quarter Ended June 30, 1998                   3.41             1.47
    FISCAL YEAR 1998
        Quarter Ended March 31, 1998                 $3.75            $1.13
        Quarter Ended December 31, 1997               2.00             1.00
        Quarter Ended September 30, 1997              2.06             0.88
        Quarter Ended June 30, 1997                   1.75             0.53

As of March 31, 1999, based on information received from the Company's transfer agent on the Company's common stock, the number of shareholders of record were
634. There were nine holders of Series E Preferred Stock, seven holders of Series H Preferred Stock and one holder of Series I Preferred Stock.

The Company has never declared a cash dividend on its Common Stock or Preferred Stock. The Board of Directors presently intends to retain all earnings for use in the Company's business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Payment of dividends on Common Stock, if any, would be subject to the discretion of the Board of Directors, which may consider factors such as the Company's results of operations, financial condition, capital needs and acquisition strategy, among others. In addition, under the corporate law of Delaware, the Company is prohibited from paying dividends except out of the Company's surplus (retained earnings) or, if there is no surplus, out of the Company's net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. At March 31, 1999, the Company's balance sheet reflected an accumulated deficit of $52,038,000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Year ended March 31, 1999 compared to 1998

Total revenue increased $4,693,000 or 219%, to $6,832,000, from $2,139,000 in fiscal 1998. This increase was substantially due to increased license and maintenance revenue from the StarTeam product line. StarTeam 3.0 was released in February 1998 and StarTeam 4.0 was released in February 1999.

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

Gross profit increased 220% to $6,324,000 in fiscal 1999 from $1,977,000 in fiscal 1998, primarily due to the increased sales volume. Gross profit, as a percentage of revenues, increased to 93% from 92% in fiscal 1998.

Cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and third party royalties. The Company outsources manufacturing for all software products, except Roundtable.

Operating expenses increased by approximately $6,906,000 or 85% from fiscal 1998. This increase was substantially all due to increased labor costs necessary to develop and market the new products.

The number of persons employed by the company at March 31, 1999 compared with March 31, 1998:

       Department:                                          1999     1998
       -----------                                         ------    ----
       Research & Development                                  40      31
       Sales & Marketing                                     36.5      26
       Administration                                        16.5       9
                                                           ------    ----
          Total                                                93      66
                                                           ======    ====

Part time employees are included in the count as one-half.

Research and development expenses

StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products. Research and development expenses increased $1,675,000 from the prior year. The majority of the increase was due to increased compensation-related expenses due to a higher average number of employees during fiscal 1999 as compared to fiscal 1998. In addition, costs increased for outside contractors engaged for special programming and testing.

Selling, general and administrative expenses

For the year ended March 31, 1999, selling, general & administrative expenses increased approximately $5,231,000 over the prior year. This was substantially all due to increased compensation related expenses due to a higher average number of employees during fiscal 1999 as compared to fiscal 1998.

Income Taxes

The Company incurred minimal income taxes in the last two fiscal years due to its cumulative losses. As of March 31, 1999, the Company has net operating loss ("NOL") carryforwards of approximately $36.8 million and $17.6 million for federal and state income tax purposes. The NOL are available to offset future taxable income at varying amounts through the year 2019. At March 31, 1999, a 100% valuation allowance has been provided on the net deferred tax assets since the Company can not determine that such are "more likely than not" to be realized.

New Accounting Pronouncements

In fiscal 2000, the Company plans to adopt SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement is not expected to have a significant impact on the Company's reported financial position or results of operations.

Inflation

Management believes that inflation has not had a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of year-end were $1.4 million in fiscal 1999 and $4.2 million in fiscal 1998. At March 31, 1999 the Company had working capital of $2.3 million, compared to $3.6 million at March 31, 1998.

Proceeds from the issuance of equity securities represent the primary source of funds for meeting the Company's requirements for operations. During fiscal 1999, the Company generated $7.1million in cash from the sale of new Preferred Stock. In addition, $0.6 million of capital was raised from the exercise of warrants and $0.1 million was raised from the exercise of employee stock options.

During fiscal 1999, the Company used $9.4 million for operations, an increase of approximately $3.8 million from the amount used for operations in the prior year. The increase was primarily due to an increased loss from operations due to investments in research and development and in sales and marketing infrastructure and an increase of $2.2 million in accounts receivable. Capital expenditures totaled $0.6 million, representing purchases primarily of computer equipment and furniture. Capital expenditures in fiscal 1998 totaled $0.4 million.

Management projects that the Company will use approximately $18 million for operating activities during the next fiscal year. Based upon these projections, the Company's working capital is insufficient for the Company to maintain its current level of operations through fiscal 2000. The Company is currently in the process of arranging additional financing for fiscal 2000. The Company believes that proceeds from the sale of debt and equity securities during fiscal 2000, combined with operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year ending March 31, 2000. Continuing operations thereafter will depend on cash flow from operations or the Company's ability to raise additional funds through equity, debt, or other financing. There can be no assurance, however, that such funds will be available.

THE YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the calendar year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

State of Readiness

The Company is dependent on the operation of numerous systems that could potentially be affected by Year 2000 related problems. Those systems include, among others:

-   The software products sold to customers;

- Hardware and software systems used for internal operations, including proprietary software systems as well as software supplied by third parties;

- Communications networks such as the client/server Network, the Internet and the internal intranet;

-   The hardware and software systems of our customers and suppliers;

- Non-information technology systems and services, such as utilities, telephone systems and building systems.

The Company has completed a Year 2000 review program for the hardware, software and systems the Company depends on to run its operation. The phases of the Year 2000 program consist of:

- Assignment of responsibility for issues, such as systems, facilities, equipment, software and legal audit;

- Inventory of all aspects of the Company's operations and relationships subject to the Year 2000 problem;

- Communication as necessary with significant supplier to determine the readiness of their products and systems;

- Comprehensive analysis, including impact analysis and cost analysis of the Company's Year 2000 readiness;

-   Testing and remediation.

To date, the Company has not encountered any material Year 2000 problems with the hardware and software systems in its operations. In the event that any such third parties' products, services or systems do not meet the Year 2000 requirements on a timely basis, the Company could be materially adversely affected.

Based on the Company's review of the use of dates within its products, each version of its products was found to be Year 2000 compliant - that is, they are capable of adequately distinguishing the 21st centruy dates from the 20th century dates when used in accordance with the related documentation, and used in conjunction with the Company's products.

Risks
Year 2000 related errors or defects that affect the operation of the Company's software could result in:

-   Delay or loss of revenue;

-   Cancellation of customer contracts;

-   Diversion of development resources;

-   Damage to the Company's reputation;

-   Increased customer support and warranty costs;

-   Litigation costs.

Success of the Company's Year 2000 compliance efforts may also depend on the success of its customers in dealing with their Year 2000 issues. The Company's products are generally integrated into enterprise systems involving sophisticated hardware and complex software products which may not be Year 2000 compliant. In addition, third party applications in which the Company's products are embedded, or for which the Company's products are separately licensed, may not comply with Year 2000 requirements, which may have an adverse impact on software, while compatible with earlier, non Year 2000 compliant versions of other software providers. While the Company does not believe they have any obligation under these circumstances given that these customers are using older versions of the Company's software products, there can be no assurance that the Company will not be subject to claims or complaints by its customers.

In addition, the Company believes that purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance or defer additional software purchases until after 2000. As a result, some customers and potential customers may have more limited budgets available to purchase software products such as those offered by the Company, and others may choose to refrain from changes in their information technology environment until after 2000. Still other companies are accelerating purchases of software products prior to 2000, causing an increase in short-term demand which may, in turn, cause a corresponding decrease in long-term demand for software products. To the extent Year 2000 issues cause significant change in , delay in, or cancellation of, the decision to purchase the Company's products or services, the Company's business could be materially adversely affected.

Contingency Plan

The Company could experience material adverse effects in its business if it fails to identify all Year 2000 dependencies in its systems and the systems of is suppliers, customers and financial institutions. Therefore, the Company plans to develop contingency plans for handling Year 2000 problems that are not detected and corrected prior to their occurrence and are currently in the process of developing such a plan.

Costs

To date, the Company has not incurred any material costs directly associated with its Year 2000 compliance efforts, except for compensation expense associated with its salaried employees who have devoted some time to its Year 2000 assessment and remediation efforts. The Company does not expect the total cost of Year 2000 problems to be material to its business, financial condition and operating results. The Company will continue to evaluate its products, software provided by third parties and infrastructure systems that it relies on. Despite its efforts, the Company may not identify and remediate all significant Year 2000 problems on a timely basis, remediation efforts may involve significant time and expense, and unremeditated problems may have a material adverse effect on its business.

ITEM 7. FINANCIAL STATEMENTS

Financial Statements of StarBase Corporation

Independent Auditors Reports                                                                          21

Balance Sheets at March 31, 1999 and 1998                                                             23

Statements of Operations for the years ended March 31, 1999 and 1998                                  24

Statements of Cash Flows for the years ended March 31, 1999 and 1998                                  25

Statements of Stockholders' Equity for the years ended March 31, 1999 and 1998                        27

Notes to Financial Statements                                                                         28

INDEPENDENT AUDITORS REPORT


To The Board of Directors and
Stockholders of StarBase Corporation

We have audited the accompanying consolidated balance sheet of StarBase Corporation (the Company) as of March 31, 1999, and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of StarBase Corporation at March 31, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's working capital is insufficient to support the Company's projected operating needs. Additionally the Company has experienced recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP

Costa Mesa, California
June 18, 1999

REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and
Stockholders of StarBase Corporation

In our opinion, the balance sheet and the related statements of operations, of stockholders' equity and of cash flows as of and for the year ended March 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of StarBase Corporation as of and for the year ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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


PricewaterhouseCoopers LLP

Costa Mesa, California
June 26, 1998

                              STARBASE CORPORATION

                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                           March 31,       March 31,
                                                                                             1999            1998
                                                                                           ---------       ---------
ASSETS

Current assets:
  Cash and cash equivalents                                                                $  1,363         $  4,167
  Restricted cash                                                                                39               --
  Marketable securities                                                                         121               --
  Accounts receivable, net of allowances of $155 (1999) and $89 (1998)                        2,528              464
  Notes and other receivables                                                                     9               45
  Inventories                                                                                    51               57
  Prepaid expenses and other assets                                                             214              113
                                                                                           --------         --------
    Total current assets                                                                      4,325            4,846

  Property and equipment, net                                                                   987              747
  Developed technology, net                                                                     971               --
  Note receivable from officer                                                                   94               76
  Long-term restricted cash                                                                      79               --
  Other non-current assets                                                                      149               13
                                                                                           --------         --------
    Total assets                                                                           $  6,605         $  5,682
                                                                                           ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                                 $  1,264         $    941
  Deferred revenue                                                                              658              263
  Current portion of long-term debt                                                              95               10
                                                                                           --------         --------
    Total current liabilities                                                                 2,017            1,214

Long-term liabilities:
  Long-term debt, less current portion                                                          116               38
  Other long-term liabilities                                                                    10               --
                                                                                           --------         --------
    Total long-term liabilities                                                                 126               38
                                                                                           --------         --------
    Total liabilities                                                                         2,143            1,252

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized, 588,993 and
     3,772,952 shares issued and outstanding at March 31, 1999 and March 31, 1998;
     liquidation preference of $4,916 (March 31, 1999) and $4,716 (March 31, 1998)                6               38
  Common stock, $.01 par value; 50,000,000 shares authorized; 28,636,362 and
     18,580,499 shares issued and outstanding at March 31, 1999 and March 31, 1998              286              186
  Additional paid-in capital                                                                 56,208           46,287
  Accumulated deficit                                                                       (52,038)         (42,081)
                                                                                           --------         --------
  Total stockholders' equity                                                                  4,462            4,430
                                                                                           --------         --------
Total liabilities and stockholders' equity                                                 $  6,605         $  5,682
                                                                                           ========         ========

    The accompanying notes are an integral part of the financial statements.

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                         For the years ended
                                                              March 31,
                                                      -------------------------
                                                        1999             1998
                                                      --------         --------
Revenues:
  License                                             $  5,262         $  1,481
  Maintenance, training and consulting                     868              276
  Royalty                                                  702              382
                                                      --------         --------
    Total revenues                                       6,832            2,139

Cost of Revenues:
  Products, licenses and other                             508              162
                                                      --------         --------
Gross margin                                             6,324            1,977

Operating Expenses:
  Research and development                               4,437            2,762
  Selling, general and administrative                   10,601            5,370
                                                      --------         --------
    Total operating expenses                            15,038            8,132
                                                      --------         --------

  Operating loss                                        (8,714)          (6,155)

    Total interest and other income expense                 40             (877)
                                                      --------         --------

Loss before income taxes                                (8,682)          (7,032)

  Provision for income taxes                                 1                1
                                                      --------         --------
Net loss                                                (8,683)          (7,033)

  Non-cash dividend and accretion of
     beneficial conversion feature                       1,277            2,832
                                                      --------         --------
Net loss applicable to
     common stockholders                              $ (9,960)        $ (9,865)
                                                      ========         ========

Per share data:
  Basic and diluted net loss per common
     share                                            $  (0.49)        $  (0.70)
                                                      ========         ========
  Basic and diluted weighted average number
   of common shares outstanding                         20,526           14,126
                                                      ========         ========

    The accompanying notes are an integral part of the financial statements.

                              STARBASE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    For the years ended
                                                                          March 31,
                                                                  -------------------------
                                                                    1999             1998
                                                                  --------         --------
Cash Flows from Operating Activities:
  Net loss                                                        $ (8,683)        $ (7,033)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Non-cash interest                                                   --              933
    Depreciation and amortization                                      386              238
    Provision for doubtful accounts                                     66               24
    Loss on disposition of property, equipment and
      capital lease                                                      7               --
    Deferred revenue                                                   397              160
    Stock option compensation expense                                  177               --
    Other adjustments                                                   --               19
    Changes in operating assets and liabilities:
      Accounts receivable                                           (2,130)            (370)
      Notes and other receivables                                       36               38
      Inventories                                                        6              (23)
      Prepaid expenses                                                 150              199
      Other non- current assets                                       (156)              (6)
      Accounts payable and accrued liabilities                         314              159
                                                                  --------         --------
Net cash used in operating activities                               (9,430)          (5,662)

Cash Flows from Investing Activities:
  Increase in restricted cash                                         (118)              --
  Increase in marketable securities                                   (121)              --
  Capital expenditures                                                (600)            (407)
                                                                  --------         --------
Net cash used in investing activities                                 (839)            (407)

Cash Flows from Financing Activities:
  Proceeds from sale of preferred stock                              7,053            4,950
  Proceeds from issuance of common stock:
    Private placements                                                  60               --
    For payment of expenses                                            152               --
    Exercise of options                                                 61              181
    Exercise of warrants                                               581
  Proceeds from convertible debentures                                  --            3,100
  Payment of financing related costs                                  (358)            (711)
  Payments on capitalized lease obligations                            (84)              (6)
                                                                  --------         --------

Net cash provided from financing activities                          7,465            7,514
                                                                  --------         --------
Net increase in cash and cash equivalents                           (2,804)           1,445

Cash and cash equivalents, beginning of year                         4,167            2,722
                                                                  --------         --------
Cash and cash equivalents, end of year                            $  1,363         $  4,167
                                                                  ========         ========

    The accompanying notes are an integral part of the financial statements.

                              STARBASE CORPORATION


SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                      For the years ended
                                                                            March 31,
                                                                      --------------------
                                                                       1999          1998
                                                                      ------        ------
  Interest paid in cash                                               $   16        $   11
                                                                      ======        ======
  Income taxes paid                                                   $    5        $    1
                                                                      ======        ======
Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends (Note 7)        $1,277        $4,492
  Conversion of preferred stock to
     common stock (Note 7)                                                85             8
  Conversion of debentures to equity (Note 7)                             --         2,875

  Conversion of warrants to
     common stock (Note 7)                                                --            16
  Capitalized lease financing                                             16            54
  Capitalized insurance financing                                        252            --
  Options for services provided                                           --            28
  Issuance of common stock for developed technology (Note 7)             987            --

                              STARBASE CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                      Preferred Stock        Common Stock    Common        Additional                    Total
                                     -----------------     ---------------    Stock         Paid-in      Accumulated  Stockholders'
                                     Shares     Amount     Shares   Amount  Subscribed      Capital        Deficit       Equity
                                     ------     ------     ------   ------  ----------     -----------   -----------  -------------
Balance at March 31, 1997                25      $ --      13,319     $133     $ --         $ 33,414      $(30,556)     $ 2,991
Preferred stock conversion
  to common                            (710)       (7)        855        9       --               (2)           --           --
Preferred stock issued - Series D     1,200        12          --       --       --            1,347            --        1,359
Preferred stock issued - Series E     2,873        29          --       --       --            3,105            --        3,134
Preferred stock issued - Series F       385         4          --       --       --              477            --          481
Warrants converted to common stock       --        --       1,581       16       --              (16)           --           --
Debentures converted to common
  stock                                  --        --       2,704       27       --            3,263            --        3,290
Stock options exercised                  --        --         121        1       --              179            --          180
Options for services provided            --        --          --       --       --               28            --           28
Non-cash dividend                        --        --          --       --       --            4,492        (4,492)          --
Net loss                                 --        --          --       --       --               --        (7,033)      (7,033)
                                     ------      ----      ------     ----     ----         --------      --------      -------
Balance at March 31, 1998             3,773        38      18,580      186       --           46,287       (42,081)       4,430
                                     ------      ----      ------     ----     ----         --------      --------      -------
Preferred stock conversion to
  common stock                       (3,191)      (32)      8,500       85       --              (53)           --           --
Preferred stock issued - Series D        --        --          --       --       --               (8)           --           (8)
Preferred stock issued - Series E        --        --          --       --       --              (26)           --          (26)
Preferred stock issued - Series F        --        --          --       --       --               (4)           --           (4)
Preferred stock issued - Series G         3        --          --       --       --            2,866            --        2,866
Preferred stock issued - Series H         3        --          --       --       --            2,938            --        2,938
Preferred stock issued - Series I         1        --          --       --       --              884            --          884
Options and warrants issued  for         --        --          --       --       --              177            --          177
services provided
Common stock issued:
  Exercise of options                    --        --          49       --       --               61            --           61
  Exercise of warrants                   --        --         688        7       --              623            --          630
  Asset Purchase & Sale                  --        --         625        6       --              981            --          987
  Private Placement                      --        --          38       --       --               58            --           58
  Payment of liabilities                 --        --         156        2       --              150            --          152
Non-cash dividend                        --        --          --       --       --            1,277        (1,277)          --
Net loss                                 --        --          --       --       --               --        (8,683)      (8,683)
                                     ------      ----      ------     ----     ----         --------      --------      -------
Balance at March 31, 1999               589      $  6      28,636     $286     $ --         $ 56,208      $(52,038)     $ 4,462
                                     ======      ====      ======     ====     ====         ========      ========      =======

The accompanying notes are an integral part of the financial statements.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

StarBase Corporation, a Delaware corporation (the "Company"), is a leading provider of advanced Internet and intranet based technical collaboration products for web site application production and software configuration management (SCM). The Company develops, markets and supports team-oriented development software that targets the evolving needs of corporate information technology (IT) structures which support projects requiring technical collaboration on an enterprise level. The Company's current product line consists of the recently launched products StarTeam(R) 4.0 and Enterprise Suite, as well as StarSweeper, StarContent, RoundTable(R) and Versions(R).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

RESTRICTED CASH

On September 17, 1998, the Company pledged $118,000 of cash for an irrevocable letter of credit related to the lease of new office space that was classified as restricted cash on the balance sheet. The letter of credit will be reduced by 33.33% each year and will expire on July 2, 2001.

ACCOUNTS RECEIVABLE

The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and those losses have been within management's expectations. Allowance for product returns and price protection are included in accounts receivable on the accompanying balance sheets.

One customer represented 10% of total revenue for the year ended March 31, 1999, and 18% of total revenue for the year ended March 31, 1998. At March 31, 1999 and March 31, 1998 no one customer comprised greater than 10% of outstanding accounts receivable.

MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires the Company to classify and account for investments in equity securities that have readily determinable fair values and all debt securities as follows: (1) debt securities that the Company has the intent and the ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earning and reported as a separate component of stockholders' equity.

INVENTORIES

Inventories consist of the Company's software products and packaging and are stated at the lower of cost (first-in, first-out) or market.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated under the straight-line basis over the shorter of the estimated useful lives of the respective assets, generally three to seven years, or the related lease term. At March 31, 1999, and March 31, 1998, property and equipment included equipment under capital lease, net of accumulated amortization, of $60,000 and $51,000 respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined based on its most recent assessment that there was no impairment at March 31, 1999.

DEVELOPED TECHNOLOGY

Developed technology (net of accumulated amortization of $16,500 at March 31, 1999) is amortized on a straight-line basis over 5 years.

REVENUE RECOGNITION

During October 1997, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides guidance in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and supersedes SOP 91-1. The Company adopted this statement, as amended, during the year ended March 31, 1999.

Software license revenue is recognized upon shipment of packaged products. Software maintenance revenue is recorded as deferred revenue and recognized ratably over the contractual maintenance period, generally twelve months. Revenue from training, which is recognized after the related services have been performed, totaled $72,000 for the year ended March 31, 1999 and $12,000 for the year ended March 31, 1998. Royalty revenue pertains to sales of the Company's Roundtable Total Software Management System licensed to a distributor for resale. Such revenue is recorded at the time the distributor sells the licensed product.

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

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments of the Company consist of cash and cash equivalents, marketable securities, accounts, notes and other receivables, accounts payable and accrued liabilities, and capital lease obligation. The carrying amount of the Company's capital lease obligation approximates fair market value based on prevailing market rates. The Company's other financial instruments generally approximate their fair values at March 31, 1999 and 1998 based on the short-term nature of these instruments.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

NET LOSS PER SHARE

Basic loss per share applicable to common stockholders is computed using the weighted average number of common shares outstanding during the periods presented. Diluted loss per share applicable to common stockholders is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented assuming the exercise of the Company's stock options, warrants, and potential shares (Escrow Shares). Common equivalent shares have not been included where inclusion would be antidilutive. Escrow Shares can be released to the founders upon attaining certain defined cash flow requirements. The release of the Escrow Shares will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of these shares recorded ratably over the period beginning on the date when management determines that the cash flow requirements are probable of being met and ending on the date when the goal is attained, causing the Escrow Shares to be released. At the time a goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded. Based upon historical results, the attainment of the goal is not probable at this time. However, this does not preclude the attainment of the goal with future results.

FOR THE YEAR ENDED MARCH 31, 1999

                                                     Net Loss        Shares        Per-Share
                                                    (Numerator)   (Denominator)     Amount
                                                    ----------    -------------    ---------
BASIC AND DILUTED LOSS PER SHARE

Net loss                                              $(8,683)
Non-cash dividend                                      (1,277)
                                                      -------
BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE            (9,960)         20,526       $(0.49)
                                                                                    ======
Effect of Dilutive Securities                               --             --
                                                      -------          ------
DILUTIVE LOSS TO COMMON STOCKHOLDERS PER SHARE        $(9,960)         20,526       $(0.49)
                                                      =======          ======       ======

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


FOR THE YEAR ENDED MARCH 31, 1998

                                                     Net Loss        Shares        Per-Share
                                                    (Numerator)   (Denominator)     Amount
                                                    ----------    -------------    ---------
BASIC AND DILUTED LOSS PER SHARE
Net loss                                             $(7,033)
Non-cash dividend                                     (2,832)
                                                      -------

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE           (9,865)         14,126         $(0.70)
                                                                                     ======
Effect of Dilutive Securities                              --              -
                                                      ------          ------

DILUTIVE LOSS TO COMMON STOCKHOLDERS PER SHARE       $(9,865)         14,126         $(0.70)
                                                      ======          ======         ======

Common stock equivalents, which consist of options to purchase 2,091,067 shares of common stock at prices ranging from $0.625 to $3.44 per share, warrants to purchase 2,984,388 shares of common stock at prices ranging from $0.59 to $3.25 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended March 31, 1999. Common stock equivalents, which consist of options to purchase 3,420,527 shares of common stock at prices ranging from $0.84 to $3.44 per share, warrants to purchase 2,177,722 shares of common stock at prices ranging from $1.25 to $1.80 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended March 31, 1998.

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

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For each of the years ended March 31, 1999 and 1998, there was no difference between net loss and comprehensive loss.

OPERATING SEGMENT

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and related information, the Company has determined that it has one operating segment which operates in North America.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities but will continue to evaluate the effect of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2000.

2. BASIS OF PRESENTATION

Management believes based upon projected operating needs that the Company's working capital is insufficient for the Company to maintain its current level of operating activities through March 31, 2000. The Company has also experienced recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the process of negotiating additional financing through the private placement of common and/or convertible Preferred stock. The Company believes that proceeds from the sale of debt and equity securities during fiscal year 2000, combined with operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year ended March 31, 2000. While the Company has successfully raised equity capital in the past, there can be no assurance that the Company will be successful in their efforts to obtain additional financing in the future.

3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

(In thousands)                                                 March 31,
                                                         ----------------------
                                                           1999           1998
                                                         -------        -------
Property and equipment:

Computer hardware                                        $ 1,337        $ 1,110
Furniture and fixtures                                       315            255
Computer software                                            199            269
Leasehold improvements                                       198             40
                                                         -------        -------
                                                           2,049          1,674
Less accumulated depreciation and
 amortization                                             (1,062)          (927)
                                                         -------        -------
                                                         $   987        $   747
                                                         =======        =======
Accounts payable and accrued liabilities:

Trade accounts payable                                   $   640        $   390
Accrued professional fees                                     86            255
Accrued wages and benefits                                   493            205
Other accrued expenses                                        45             91
                                                         -------        -------
                                                         $ 1,264        $   941
                                                         =======        =======

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

4. MARKETABLE SECURITIES

At March 31, 1999, the Company's marketable securities represent available-for-sale securities that have been recorded at fair value and are comprised of one equity stock for which its fair value approximates its cost.

5. CAPITAL LEASE AND LONG-TERM OBLIGATIONS

The Company is the lessee of certain office equipment under capital leases that expire in 2002 and 2003. The assets are depreciated over their estimated useful life.

The future annual minimum lease payments under the capital leases are as follows:

Years ending March 31: (in thousands)
  2000                                                      $  21
  2001                                                         21
  2002                                                         20
  2003                                                          3
  2004                                                          2
                                                            -----
Total minimum lease payments                                   67
Less amount representing interest                             (15)
                                                            -----
Present value of minimum lease payments                        52
Less current maturities                                       (14)
                                                            -----
                                                            $  38
                                                            =====

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

In September 1998, the Company financed the renewal of its commercial insurance (1 year policy) and director's and officer's insurance (3 year policy). The asset is amortized over the life of the policies and the amortization is included in general and administrative expense.

The future annual minimum payments under the financing are as follows:

Years ending March 31: (in thousands)
  2000                                                      $  92
  2001                                                         81
                                                            -----
Total minimum payments                                        173
Less amount representing interest                             (14)
                                                            -----
Present value of minimum payments                             159
Less current maturities                                       (81)
                                                            -----
                                                            $  78
                                                            =====

6. INCOME TAXES

The Company has recorded a valuation allowance equal to the current and deferred provision for federal income tax benefit for all periods to date, as a result of losses incurred since its inception. The provision for income taxes represents the minimum required for state taxes. At March 31, 1999, the Company had net operating loss carryforwards of approximately $36.8 million and $17.6 million for federal and state income tax purposes, respectively, expiring in varying amounts through the year 2019 which are available to offset future federal and state taxable income. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code, as a result of ownership changes.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Deferred tax assets (liabilities) consist of the following:

(In thousands)

                                                              March 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
   Net operating loss carryforwards                    $ 14,451        $ 11,995
   State taxes                                             (711)             --
   Accounts and notes receivable allowances                  34              28
   Accrued expenses                                         188              26
   Deferred income                                          289             109
   Credits                                                  990              --
   Deferred tax asset valuation allowance               (15,241)        (12,158)
                                                       --------        --------
Net deferred tax assets                                $     --        $     --
                                                       ========        ========

7.  EQUITY TRANSACTIONS

The Company has authorized 50,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. Of the preferred stock, 584,808 shares of Series E, 3,185 shares of Series H and 1,000 shares of Series I are outstanding at March 31, 1999.

The Company accounts for the beneficial conversion feature of convertible preferred stock in accordance with Emerging Issues Task Force Topic No. D-60. Under Topic No. D-60, the beneficial conversion feature of convertible preferred stock is recognized as a dividend and additional paid-in capital. The amount of the beneficial conversion feature is measured at the date of issue of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is recorded as a non-cash dividend, with a corresponding increase to additional paid-in capital and is recognized over the period from issuance date to the date the preferred stock is first convertible. Thus, there is non effect on total stockholders' equity.

ACTIVITY FOR YEAR ENDED MARCH 31, 1999

During the year ending March 31, 1999, 900,000 shares of Series D Preferred Stock, 2,288,145 shares of Series E Preferred Stock, and 3,100 shares of Series G Preferred Stock were converted into 1,068,982, 2,288,145 and 5,142,550 shares of common stock, respectively.

Effective July 31, 1998, the Company completed a private placement of 3,100 shares of Series G Preferred Stock for $3,000,000. The Series G Preferred Stock is not redeemable and has a liquidation preference of $1,000 per share. The holders of Series G Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company. Each share of Series G Preferred Stock is convertible, after 120 days, into the Company's common stock, at a conversion rate which is determined by dividing $1,000 by the Conversion Price. The Conversion Price shall be the lesser of (a) $1.66 or (b) 95% of the average closing bid price of the three lowest bid prices of common stock as reported by Bloomberg, L.P. for shares traded in the United States during the 22 consecutive trading days preceding the conversion date. In conjunction, the Company issued 805,234 warrants related to the Series G Preferred Stock. Of these warrants, 635,034 are exercisable for one share of common stock at $0.75 through August 31, 2000, after which the warrants will expire and 170,200 warrants are exercisable for one share of common stock at a range of $0.59 to $0.84, expiring from November 10, 2000 to January 4, 2001. The fair value of these warrants using the Black-Scholes pricing model at the date of grant was $201,354 and was recorded as a non-cash dividend at the time of issuance.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

During November 1998, the Company entered into agreements to complete a three phase private placement consisting of 3,185 shares of Series H Preferred Stock for $3,000,000. The first phase closed in November 1998, the second phase closed in December 1998 and the third phase closed in February 1999. The Series H Preferred Stock is not redeemable and has a liquidation preference of $1,000 per share. The holders of Series H Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company. Each share of Series H Preferred Stock is convertible, after 120 days, into the Company's common stock, at a conversion rate which is determined by dividing $1,000 by the Conversion Price. The Conversion Price shall be the lesser of (a) 110% of the average of the closing bid prices of the common stock for the five-day trading period on the trading date immediately preceding each Closing Date (the "Closing Price") or (b) the average of the two (2) lowest closing bid prices of the common stock during the thirty (30) trading days preceding the conversion date. In conjunction, the Company issued 323,025 warrants with the Series H Preferred Stock. One-third of the warrants is exercisable for one share of common stock at $0.95 through November 24, 2003, one-third of the warrants is exercisable for one share of common stock at $0.73 through December 20, 2003, and one-third of the warrants is exercisable for one share of common stock at $1.93 through February 8, 2004 after which the warrants will expire. The fair value of these warrants using the Black-Scholes pricing model at the date of grant was $177,642.

Effective January 26, 1999, the Company completed a private placement of 37,736 shares of restricted Common Stock for $60,000 to Company executives. The Company also issued 7,548 warrants to purchase shares of common stock at $1.59 through January 26, 2001.

On January 19, 1999, the Company entered into an accounts receivable purchase agreement with Silicon Valley Bank for up to $2,000,000 of receivables. In conjunction with the agreement, the Company issued 55,452 warrants to purchase shares of common stock at $1.08 exercisable through January 19, 2004. At March 31, 1999, the Company has not sold any of its receivables pursuant to this agreement.

Effective March 16, 1999, the Company completed a private placement of 1,000 shares of Series I Preferred Stock for $1,000,000. The Series I Preferred Stock is not redeemable and has a liquidation preference of $1,000 per share. The holders of Series I Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company. Each share of Series I Preferred Stock is convertible, after 120 days, into the Company's common stock, at a conversion rate which is determined by dividing $1,000 by the Conversion Price. The Conversion Price shall be the lesser of (a) $1.50 or (b) 90% of the average closing bid price of the two lowest closing bid prices of common stock during the thirty (30) consecutive trading days preceding the conversion date. In conjunction, the Company issued 253,333 warrants with the Series I Preferred Stock. Each warrant is exercisable for one share of common stock at $1.50 through March 16, 2002, after which the warrants will expire. The fair value of these warrants using the Black-Scholes pricing model at the date of grant was $198,360.

On March 17, 1999, the Company completed the purchase of certain intangible assets of Site Technologies, Inc. for 625,000 shares of restricted Common Stock valued at $987,500. The purchase price was allocated to intangible assets. The purchase provides for the exclusive ownership and distribution rights of Site Technologies core technology assets including the SiteSweeper, SiteMaster, QuickSite, WebTools and SiteMarks products and related assets. The technologies will be integrated with the Company's StarTeam product line, to produce a next-generation technical collaboration and content management solution for e-commerce application development.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

ACTIVITY FOR THE YEAR ENDED MARCH 31, 1998

In June 1997, the Company offered to exchange its common stock for then all outstanding warrants. Holders of 4,743,534 warrants tendered, thereby receiving 1,581,178 shares of Common Stock. Warrant holders received one share of common stock for every three warrants. The differential value of the stock on the offer date over the calculated value of the warrants, aggregated $1,660,000 and has been reflected as a non-cash dividend, with a corresponding increase in additional paid-in capital.

In August and September 1997, the Company issued $3,100,000 in convertible 6% debentures. The conversion benefit applicable to the debentures, calculated at $870,000, has been accounted for as a non-cash interest charge, with a corresponding addition to additional paid-in capital. The sale of the debentures included the issuance of an aggregate of 82,668 warrants to purchase the Company's common stock. The warrants are exercisable into the Company's common stock at prices ranging from $1.58 to $1.80 and expire after three years. The estimated value of the warrants, utilizing the Black-Scholes Model, was $85,000 and is being amortized over the two-year life of the debentures as additional interest. In conjunction, 117,167 warrants were issued as finders' fees to the selling group on the same terms, valued at approximately $120,000. During the year, holders of $2,630,000 debentures converted their debentures into 2,703,823 shares of the Company's common stock. When the debentures were converted, the corresponding unamortized warrant value and debt issuance costs were offset to additional paid-in capital.

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

During January and March 1998, the Company issued units consisting of 1,200,000 shares of Series D preferred stock and 500,000 warrants. The Series D preferred stock is convertible into the Company's common stock over the two years after the issuance date and is automatically converted upon the second anniversary of the issuance date. The warrants are exercisable into common stock at $1.50 per share for five years. During the year ended March 31, 1998, 300,000 preferred shares were exchanged for 300,000 shares of common stock. The conversion benefit applicable to the Series D preferred stock was calculated at $1,209,000 of which $1,030,000 has been amortized and accounted for as a non-cash dividend, with a corresponding increase to additional paid-in capital as of March 31, 1998.

In January and February 1998, the Company issued units consisting of 2,872,953 shares of Series E preferred stock and 1,436,686 warrants. This stock is convertible into the Company's common stock. The conversion benefit applicable to the Series E preferred stock was calculated at $1,576,000 and has been amortized and accounted for as a non-cash dividend, with a corresponding increase to additional paid-in capital as of March 31, 1998. The warrants are exercisable at $1.80 per share during the first year and $2.00 per share through the second year. If the twenty-day average close price of the common stock as reported by Bloomberg, LP, is not at least $2.50 one year after issuance date, then the exercise price will be reduced to $1.00. The warrants expire at the end of the second year. At March 31, 1998, none of the shares had been converted.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

WARRANTS TO ACQUIRE COMMON STOCK

Warrant activity for the year ended March 31, 1998 and the year ended March 31, 1999 is as follows:

                                                                        Shares        Warrant Price Per Share
                                                                     -----------      -----------------------
Outstanding at March 31, 1997                                          4,833,534
Issued in connection with stock and debenture offerings                2,177,722           US$1.25 - $1.80
Exchanged                                                             (4,743,534)        US$2.50, CDN$8.22
Expired                                                                  (90,000)        US$2.50, CDN$8.22
                                                                      ----------
Outstanding at March 31, 1998                                          2,177,722

Issued in connection with stock offerings                              1,494,592           US$0.59 - $3.25
Exercised                                                               (687,926)          US$0.75 - $1.00
                                                                      ----------
Outstanding at March 31, 1999                                          2,984,388
                                                                      ==========

8. EMPLOYEE BENEFIT PLAN

Effective April 1, 1992, the Company adopted a 401(k) savings plan covering all employees. Employees who work for the Company are eligible for participation after three months of service. Company contributions to the savings plan are made at the discretion of the Company's Board of Directors. The Company made no contributions for the fiscal periods ending March 31, 1998 and March 31, 1999.

9. STOCK OPTION PLANS

The Company's stock option plan (the "1996 Plan") provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at March 31, 1999 was nine years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 2,317,560 were outstanding at March 31, 1999. In addition, the Company has granted non-qualified stock options, of which 4,229,851 were outstanding at March 31, 1999.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Stock option activity for the year ended March 31, 1998 and the year ended March 31, 1999 is as follows:

                                                               Number         Option price
                                                              Of Shares      Per share (US$)
                                                              ---------      ---------------
Outstanding at March 31, 1997                                 2,082,042        1.43 - 5.46

Granted                                                       2,045,827        0.84 - 3.44
Lapsed or canceled                                             (586,552)       1.25 - 5.46
Exercised                                                      (120,790)       1.25 - 1.75
                                                              ---------
Outstanding at March 31, 1998                                 3,420,527        0.84 - 3.44

Granted                                                       3,873,160       0.625 - 3.24
Lapsed or canceled                                             (696,747)      0.625 - 3.24
Exercised                                                       (49,529)       0.84 - 1.63
                                                              ---------
Outstanding at March 31, 1999                                 6,547,411       0.625 - 3.44
                                                              =========
Exercisable at March 31, 1999                                 2,091,067
                                                              =========

Of the options exercisable at March 31, 1999, weighted average prices of $0.7212 related to 358,491 options, $1.4029 related to 1,571,326 options, $2.1713 related to 158,750 options and $3.4400 related to 2,500 options.

In May 1997, the Board of Directors authorized a repricing of employee stock options then outstanding, to $1.25, which was above market value.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had the compensation cost for the Company's plan been determined using the fair value method, the compensation expense would have had the effect of increasing the Company's net loss applicable to common stockholders for the year ended March 31, 1999 and 1998 to the pro forma amounts of $10,611,000 and $10,739,000, respectively, with a corresponding pro forma net loss per common share of $0.52 and $0.76, respectively. These pro forma amounts were determined estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, the average of the Federal Reserve Board's 3 year and 5 year treasury constant maturity interest rate for the month of grant, 4 years expected life and an expected rate of volatility of 55.0% were applied to all grants for the year ended March 31, 1998. Assumptions of no dividend yield, the average of the Federal Reserve Board's 3 year and 5 year treasury constant maturity interest rate for the month of grant, 4 years expected life and an expected rate of volatility of 100.0% were applied to all grants for the year ended March 31, 1999. The weighted-average fair value at grant date for the options granted during the year ended March 31, 1999 and 1998 was $0.78 and $0.53 per option, respectively.

10.  COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered into a sub-lease for new office space. The new offices consist of 17,000 square feet costing approximately $27,000 per month through February 22, 2000. Simultaneously, the Company also entered into a lease agreement for 4,100 contiguous square feet beginning January 1999 through September 2003 at a rate of approximately $8,000 per month. In addition, the Company entered into a lease agreement for the 17,000 square feet beginning February 23, 2000 through September 2003 at a rate of approximately $41,000 per month.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Minimum rental commitments under lease agreements at March 31, 1999 are as follows:

                                                                   Non-cancelable
Year ending March 31,                                             Operating Leases
---------------------                                             ----------------
                                                                    (In thousands)
         2000                                                           $  455
         2001                                                              599
         2002                                                              599
         2003                                                              594
         2004                                                              467
                                                                        ------
Total payments                                                          $2,714
                                                                        ======

Rent expense for the year ended March 31, 1999 and 1998 totaled $387,710 and $200,000, respectively.

11.  RELATED PARTIES

In fiscal 1995, the Board of Directors authorized the Company to loan William Stow III, President and CEO of StarBase, the sum of $126,000. Principal and accrued interest aggregated $94,259 and $89,447, at March 31, 1999 and 1998, respectively. The loan is evidenced by a promissory note and is collateralized by shares of the Company's common stock, which are owned by Mr. Stow. The note bears interest at a rate of 6.34% per annum, payable at maturity. The maturity date was originally November 4, 1998, and during the year ended March 31, 1999, the maturity date on the note was extended to November 4, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 17, 1999, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants. There were no unresolved disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

The decision to change accountants was approved by the Company's board of directors. The Company has authorized PricewaterhouseCoopers LLP to respond fully to the inquiries of the successor accountant, Deloitte & Touche LLP. The principal accountant's report on the financial statements for the years ended March 31, 1998 and 1997 contained a going concern modification.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days after the end of the Company's fiscal year ended March 31, 1999.

                                                         PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A)      EXHIBITS

Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

 Exhibit                                                                                      Ref./
 Number                            Description Of Document                                    Page
 -------   -------------------------------------------------------------------------          -----
   3.1     Amended and Restated Certificate of Incorporation of the Company                    (F)
   3.2     Amended and Restated Bylaws of the Company                                          (G)
   4.1     Form of Registration Rights Agreement (Series G Preferred Stock).                   (A)
   4.2     Form of Registration Rights Agreement (Series H Preferred Stock).                   (B)
   4.3     Form of Registration Rights Agreement (Series I Preferred Stock).                   (C)
  10.1     Form of Securities Purchase Agreement (Series G Preferred Stock).                   (A)
  10.2     Certificate of Designation (Series G Preferred Stock).                              (A)
  10.2     Form of Warrant (Series G Preferred Stock).                                         (A)
  10.4     Form of Securities Purchase Agreement (Series H Preferred Stock).                   (B)
  10.5     Certificate of Designation (Series H Preferred Stock).                              (B)
  10.6     Form of Warrant (Series H Preferred Stock).                                         (B)
  10.7     Form of Securities Purchase Agreement (Series I Preferred Stock).                   (C)
  10.8     Certificate of Designation (Series I Preferred Stock).                              (C)
  10.9     Form of Warrant (Series I Preferred Stock).                                         (C)
  10.10    Asset Purchase and Sale Agreement (between StarBase Corporation and Site
             Technologies, Inc.).                                                              (C)
  10.11    First Amendment to Asset Purchase and Sale Agreement.                               (C)
  16.1     Letter regarding change in certifying accountant                                    (E)
  23.1     Written consent of Deloitte & Touche LLP, Independent Accountants
  23.2     Written consent of PricewaterhouseCoopers LLP, Independent Accountants
  27       Financial data schedule

----------

(A) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on August 17, 1998.

(B) Incorporated herein by reference to the Company's Form 10-QSB (file number 0-25612) filed with the Commission on February 12, 1998.

(C) Incorporated herein by reference to the Company's Form S-3 (file number 333-80615) filed with the Commission on June 14, 1999.

(D) Incorporated herein by reference to the Company's Form S-3 (file number 333-72833) filed with the Commission on February 23, 1999.

(E) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on March 23, 1999.

(F) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (file number 33-68228) filed with the Commission on November 2, 1993.

(G) Incorporated herein by reference to the Company's Registration Statement on Form 10 (file number 0-25612) filed with the commission on February 23, 1995.

(B) REPORTS ON FROM 8-K

In a report filed on Form 8-K, dated March 23, 1999, the Company reported a change in certifying accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 1999.

                                        STARBASE CORPORATION

                                        By: /s/  Douglas S. Norman
                                            ------------------------------------
                                                 Douglas S. Norman
                                                 Director of Finance
                                                 Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and dates indicated.

               Signature                                Title                        Date
               ---------                                -----                        ----
/s/ William R. Stow III                      Chairman of the Board, Chief        June 29, 1999
---------------------------------------    Executive Officer, and Director
          William R. Stow III               (principal executive officer)

/s/ Donald R. Farrow                          Vice Chairman and Director         June 29, 1999
---------------------------------------
           Donald R. Farrow

/s/ Phillip E. Pearce                                  Director                  June 29, 1999
---------------------------------------
           Phillip E. Pearce

/s/ Daniel P. Ginns                                    Director                  June 29, 1999
---------------------------------------
            Daniel P. Ginns

/s/ John R. Snedegar                                   Director                  June 29, 1999
---------------------------------------
           John R. Snedegar

/s/ Frank R. Caccamo                                   Director                  June 29, 1999
---------------------------------------
           Frank R. Caccamo

/s/ Barry W. Sullivan                                  Director                  June 29, 1999
---------------------------------------
           Barry W. Sullivan

/s/ Anders B. Vinberg                                  Director                  June 29, 1999
---------------------------------------
           Anders B. Vinberg

                                  EXHIBIT INDEX

 Exhibit
 Number                            Description Of Document
 -------                           -----------------------
  23.1     Written consent of Deloitte & Touche LLP, Independent Accountants
  23.2     Written consent of PricewaterhouseCoopers LLP, Independent Accountants
  27       Financial data schedule

--------------