Form 10QSB
period 1999-06-30
STARBASE CORP
filed 1999-08-16
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________


                         Commission File Number: 0-2562


                              STARBASE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                             33-0567363
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


    4 Hutton Centre Drive, Suite 800
          Santa Ana, California                                  92707
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip code)


                                 (714) 445-4400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares outstanding as of July 31, 1999:   Common Stock:     32,136,958
                                                    Preferred Stock:     444,757

Transitional Small Business Disclosure Format:    Yes [ ]    No [X]

================================================================================

                              STARBASE CORPORATION

                                TABLE OF CONTENTS

                                                                               Page
                                                                               ----
PART I. FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Balance Sheets at June 30, 1999 (Unaudited) and March 31, 1998     3

              Statements of Operations (Unaudited) for the three month
              periods ended June 30, 1999 and 1998                               4

              Statements of Cash Flows (Unaudited) for the three month
              periods ended June 30, 1999 and 1998                               5

              Notes to Financial Statements (Unaudited)                          6

    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                         11

PART II.      OTHER INFORMATION

    ITEM 5.   Other Information                                                 15

    ITEM 6.   Exhibits and Reports on Form 8-K                                  16

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)

                                                                      June 30,     March 31,
                                                                        1999         1999
                                                                    -----------   ----------
                                                                    (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                          $    836     $  1,363
  Restricted cash                                                          39           39
  Marketable securities                                                   121          121
  Accounts receivable, net of allowances of $155 at
    June 30, 1999 and Mar 31, 1999                                      4,245        2,528
  Notes and other receivables                                               4            9
  Inventories                                                              34           51
  Prepaid expenses and other assets                                       186          214
                                                                     --------     --------

    Total current assets                                                5,465        4,325

Property and equipment, net                                             1,004          987
Developed technology, net                                                 922          971
Note receivable from officer                                               95           94
Long-term restricted cash                                                  79           79
Other non-current assets                                                  128          149
                                                                     --------     --------

Total assets                                                         $  7,693     $  6,605
                                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                           $  1,425     $  1,264
  Deferred revenue                                                        930          658
  Current portion of capital lease obligation                             112           95
                                                                     --------     --------

    Total current liabilities                                           2,467        2,017

Long-term liabilities:
  Long-term debt, less current portion                                    135          116
  Other long-term liabilities                                             606           10
                                                                     --------     --------

    Total long-term liabilities                                           741          126

                                                                     --------     --------
    Total liabilities                                                   3,208        2,143

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized,
    444,793 and 588,993 shares issued and outstanding at
    June 30, 1999 and March 31, 1999; liquidation
    preference of $4,137 (June 30, 1999) and $4,916
    (March 31, 1999)                                                        4            6
  Common stock, $.01 par value; 50,000,000 authorized; 29,762,680 and 28,636,362 shares issued and outstanding at June 30, 1999
    and March 31, 1999                                                    298          286
 Additional paid-in capital                                            57,523       56,208
 Accumulated deficit                                                  (53,340)     (52,038)
                                                                     --------     --------
  Total stockholders' equity                                            4,485        4,462
                                                                     --------     --------
Total liabilities and stockholders' equity                           $  7,693     $  6,605
                                                                     ========     ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                      Three months ended
                                                           June 30,
                                                   ------------------------
                                                       1999         1998
                                                   -----------    ---------
                                                           (Unaudited)
Revenues:
  License                                           $  2,794      $    892
  Maintenance, training and consulting                   521           153
  Royalty                                                178           108
                                                    --------      --------
    Total revenues                                     3,493         1,153

Cost of Revenues:
  Products, licenses and other                           446           239
                                                    --------      --------
Gross margin                                           3,047           914

Operating Expenses:
  Research and development                               975         1,053
  Selling, general and administrative                  2,780         2,182
                                                    --------      --------
    Total operating expenses                           3,755         3,235
                                                    --------      --------
  Operating loss                                        (708)       (2,321)

  Interest and other income (expense)                      3            40
                                                    --------      --------
Loss before income taxes                                (705)       (2,281)

  Provision for income taxes                              --            --
                                                    --------      --------
Net loss                                                (705)       (2,281)

  Non-cash dividend and accretion of beneficial
    conversion feature                                   596           156
                                                    --------      --------
Net loss applicable to common stockholders          $ (1,301)     $ (2,437)
                                                    ========      ========
Per share data:
  Basic and diluted loss per common share           $  (0.05)     $  (0.14)
                                                    ========      ========
  Basic and diluted weighted average number of
   common shares outstanding                          27,924        17,476
                                                    ========      ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Three months ended
                                                                   June 30,
                                                            ---------------------
                                                               1999         1998
                                                            -----------   -------
                                                                  (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                   $  (705)     $(2,281)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                138           90
    Provision for doubtful accounts and sales returns             --           44
    Deferred revenue                                             868           43
    Stock option compensation expense                              9           --
    Changes in operating assets and liabilities:
      Accounts receivable                                     (1,717)        (638)
      Notes and other receivables                                  5          (14)
      Inventories                                                 17          (26)
      Prepaid expenses                                            28          (30)
      Other non-current assets                                    19          (12)
      Accounts payable and accrued liabilities                   161          491
                                                             -------      -------
Net cash used by operations                                   (1,177)      (2,333)

Cash Flows from Investing Activities:
  Capital expenditures                                           (43)        (187)
                                                             -------      -------
Net cash used by investing activities                            (43)        (187)

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock:
    Exercise of options                                          447           23
    Exercise of warrants                                         294           --
  Payment of financing related costs                             (21)          --
  Payments on capitalized lease obligations                      (27)          (5)
                                                             -------      -------
Net cash provided by financing activities                        693           18
                                                             -------      -------
Net decrease in cash                                            (527)      (2,502)

Cash and cash equivalents, beginning of period                 1,363        4,167
                                                             -------      -------
Cash and cash equivalents, end of period                     $   836      $ 1,665
                                                             =======      =======

Supplemental Cash Flow Information:

  Interest paid in cash                                      $     7      $     6
                                                             =======      =======
  Income taxes paid                                          $     0      $     0
                                                             =======      =======

Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends        $    16      $   156
                                                             =======      =======
  Conversion of preferred stock to common stock (Note 4)     $     7      $     0
                                                             =======      =======
  Capitalized lease financing                                $    63      $     0
                                                             =======      =======

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS


StarBase Corporation, a Delaware corporation (the "Company"), is a leading provider of advanced Internet and intranet based technical collaboration products for web site application production and software configuration management (SCM) tools. The Company develops, markets, and supports team-oriented development software that targets the evolving needs of corporate information technology (IT) structures that support projects requiring technical collaboration on an enterprise level. The Company's current product line consists of the recently launched products StarTeam(R) 4.1 and Enterprise Suite as well as StarSweeperTM, RoundTable(R) and Versions(R).


2. BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the StarBase Corporation report to the Securities and Exchange Commission on Form 10-KSB, for the year ended March 31, 1999.

The interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the operating results for a full year.

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

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


FOR THE THREE MONTHS ENDED JUNE 30, 1999
(in thousands except per-share amounts)

                                                              Net Loss             Shares            Per-Share
                                                             (Numerator)       (Denominator)          Amount
                                                             -----------       -------------         ---------
BASIC AND DILUTED LOSS PER SHARE
Net loss                                                      $  (705)
Non-cash dividend                                                (596)
                                                              -------
BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE                    (1,301)             27,926             $(0.05)
                                                                                                       ======
Effect of Dilutive Securities                                      --                  --
                                                              -------              ------
DILUTIVE LOSS TO COMMON STOCKHOLDERS PER SHARE                $(1,301)             27,926             $(0.05)
                                                              =======              ======              ======


FOR THE THREE MONTHS ENDED JUNE 30, 1998
(in thousands except per-share amounts)

                                                              Net Loss             Shares            Per-Share
                                                             (Numerator)       (Denominator)          Amount
                                                             -----------       -------------         ---------
BASIC AND DILUTED LOSS PER SHARE
Net loss                                                      $(2,281)
Non-cash dividend                                                (156)
                                                              -------
BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE                    (2,437)             17,476             $(0.14)
                                                                                                       ======
Effect of Dilutive Securities                                      --                  --
                                                              -------              ------
DILUTIVE LOSS TO COMMON STOCKHOLDERS PER SHARE                $(2,437)             17,476             $(0.14)
                                                              =======              ======              ======


Common stock equivalents, which consist of options to purchase 2,095,476 shares of common stock at prices ranging from $0.625 to $3.44 per share, warrants to purchase 2,678,657 shares of common stock at prices ranging from $0.59 to $3.25 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three month period ended June 30, 1999. Common stock equivalents, which consist of options to purchase 1,214,473 shares of common stock at prices ranging from $0.84 to $3.44 per share, warrants to purchase 2,177,722 shares of common stock at prices ranging from $1.25 to $1.80 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three month period ended June 30, 1998.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

       (In thousands)

                                                   June 30,     March 31,
                                                     1999         1999
                                                 -----------    --------
                                                 (Unaudited)
Property and equipment:

Computer hardware                                  $ 1,408      $ 1,337
Furniture and fixtures                                 315          315
Computer software                                      199          199
Leasehold improvements                                 233          198
                                                   -------      -------
                                                     2,155        2,049
Less accumulated depreciation and amortization      (1,151)      (1,062)
                                                   -------      -------
                                                   $ 1,004      $   987
                                                   =======      =======
Accounts payable and accrued liabilities:

Trade accounts payable                             $   466      $   640
Accrued professional fees                               85           86
Accrued wages and bonuses                              596          493
Other accrued expenses                                 278           45
                                                   -------      -------

                                                   $ 1,425      $ 1,264
                                                   =======      =======

4. EQUITY TRANSACTIONS

During the quarter ending June 30, 1999, 143,600 shares of Series E Preferred Stock and 600 shares of Series H Preferred Stock were converted into 143,600 and 522,109 shares of common stock. As of June 30, 1999, 441,208 shares of Series E Preferred Stock, 2,585 shares of Series H Preferred Stock, and 1,000 shares of Series I Preferred Stock were outstanding.

WARRANTS

Warrant activity for the three month period ended June 30, 1999 is as follows:

                                                       Warrant Price
                                       Shares            Per Share
                                      ---------        -------------
Outstanding at March 31, 1999         2,984,388         $0.59-$3.25
Exercised                              (305,731)        $0.75-$1.80
                                      ---------
Outstanding at June 30, 1999          2,678,657         $0.59-$3.25
                                      =========

5. STOCK OPTION PLAN

The Company's stock option plan (the "1996 Plan") provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at June 30, 1999 was nine years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 2,317,560 were outstanding at June 30, 1999. In addition, the Company has granted non-qualified stock options, of which 3,956,473 were outstanding at June 30, 1999.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Stock option activity for the three month period ended June 30, 1999 is as follows:

                                                       Weighted-
                                                       Average
                                                       Exercise
                                       Shares           Price
                                      ---------        --------
Outstanding at March 31, 1999         6,547,411         $1.23
Granted                                 125,000         $2.32
Lapsed or canceled                     (129,900)        $2.07
Exercised                              (268,478)        $1.66
                                      ---------
Outstanding at June 30, 1999          6,274,033         $1.21
                                      =========
Exercisable at June 30, 1999          2,095,476         $1.32
                                      =========

Stock option summary information at June 30, 1999 is as follows:

                             Options Outstanding                   Options Exercisable
                 ------------------------------------------       ----------------------
                                  Weighted-
                                   Average         Weighted-                   Weighted-
                                  Remaining         Average                    Average
Range of                         Contractual       Exercise                    Exercise
Exercise Prices   Shares            Life            Price         Shares        Price
---------------  ---------       -----------       --------       -------      --------
$0.50-$1.00      2,572,702        9.3 years         $0.68         405,723       $1.23
$1.01-$1.50      1,524,829        7.3 years         $1.26         926,710       $2.32
$1.51-$2.00      1,781,002        8.6 years         $1.65         684,468       $2.07
$2.01-$2.50        147,500        9.5 years         $2.20          15,625       $1.66
$2.51-$3.00        228,000        7.1 years         $2.64          56,910       $1.21
$3.01-$3.50         20,000        8.7 years         $3.34           6,040       $1.32
                 ---------                                      ---------
                 6,274,033                                      2,095,476
                 =========                                      =========

6. OPERATING SEGMENT INFORMATION

The Company's reportable operating segments include software licenses and services. The software licenses operating segment develops and markets the Company's web site application production and software configuration management products. The services segment provides after-sale support for software products and fee-based training and consulting services related to the Company products.

The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues and gross margin.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Operating segment data for the three month ended June 30, 1999 and 1998 was as follows:

                                        Software
                                        licenses      Services       Total
                                        --------      --------      --------
(In thousands)

Three months ended June 30, 1999:

    Revenues                             $2,794        $  699        $3,493
    Cost of revenues                        164           282           446
                                         ------        ------        ------
        Gross margin                     $2,630        $  417        $3,047
                                         ======        ======        ======

Three months ended June 30, 1998:
    Revenues                             $  892        $  261        $1,153
    Cost of revenues                        239             0           239
                                         ------        ------        ------
        Gross margin                     $  653        $  261        $  914
                                         ======        ======        ======

7. SUBSEQUENT EVENTS

In July 1999, the Company entered into agreements to complete a private placement of 2,349,437 shares of Common Stock for $4,000,031. In conjunction, the Company issued 1,824,578 warrants to purchase 1,824,578 shares of common stock. Each warrant is exercisable through January 26, 2000, after which the warrants will expire. The fair value of these warrants using the Black-Scholes pricing model at the date of grant was $2,749,637.

                                     PART I

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of June 30, 1999 were $836,000 and $1,363,000 as of March 31, 1999. At June 30, 1999 the Company had working capital of $2,998,000, compared to $2,308,000 at March 31, 1999.

During the three months ended June 30, 1999, the Company used $1,177,000 in cash for operations, a decrease of approximately $1,156,000 over the amount used for operations in the same period of the prior year. The decrease was primarily due to the reduced net loss from operations. Capital expenditures were approximately $43,000 and $187,000 during the three months ended June 30, 1999 and June 30, 1998, respectively. During the three months ended June 30, 1999, financing activities provided $693,00 compared to $18,000 in the same period of the prior year. Exercise of options provided $447,000 and exercise of warrants provided $294,000.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $155,000 at June 30, 1999 for future returns and other collection issues, no change from March 31, 1999.

RESULTS OF OPERATIONS

Total revenue increased in the three month period ended June 30, 1999 by $2,340,000 or 203%, to $3,493,000, from $1,153,000 in the same three month period of the previous year due to the increase in license revenue, $1,902,000, combined with the increase in maintenance, training and consulting revenue, $368,000, and royalty revenue $70,000. The increase in product revenue was due to the February 1999 release of the StarTeam 4.0 family of products.

Cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and costs related to the training and consulting revenue. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product. Cost of Revenues increased to $446,000 from $239,000 in the three month period ended June 30, 1999 over the same quarter of the previous year due to the increase in product shipments and the increase in training and consulting costs.

Operating expenses in the three month period ended June 30, 1999 increased to $3,755,000 from $3,235,000 in the same quarter of the previous year. The increase was primarily due to the continued building of the sales and marketing infrastructure to support the increased level of sales. At June 30, 1999, the Company had 95 full-time employees, which consisted of 42 in sales and marketing, 33 in research and development and 20 in general and administrative. At June 30, 1998, the Company had 82 employees, which consisted of 28 in sales and marketing, 41 in research and development and 13 in general and administrative.

Research and development expenses. Research and development expenses include personnel and other direct and overhead expenses incurred in the development of the Company's products. StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products. In the three month period ended June 30, 1999 overall research and development expenses decreased to $975,000 compared to $1,053,000 for the same period in the prior year as a result of the decrease in the development staff.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 1999 increased approximately $598,000 over the same period in the prior year. The increase was mainly the result of additional sales and marketing personnel coupled with the advertising and promotion programs to support the StarTeam 4.0 family of products.

INTEREST INCOME/EXPENSE

Interest income for the three month period ended June 30, 1999 decreased to $10,000 compared to $42,000 for the same period in the prior year due to less cash being available to invest.

Interest expense for the three month period ended June 30, 1999 increased to $7,000 compared to $2,000 for the same period in the prior year.

INCOME TAXES

The Company has not recorded a current or deferred provision for federal income taxes for any period to date, as a result of losses incurred since its inception. Any provision for income taxes represents the minimum required for state taxes.

NON-CASH DIVIDEND AND ACCRETION OF BENEFICIAL CONVERSION FEATURE

Non-cash dividend and accretion of beneficial conversion feature for the three month period ended June 30, 1999 was $596,000 due to the beneficial conversion feature of the Series H Preferred Stock, Series I Preferred Stock and the warrants issued with each share of preferred stock. Non-cash dividend and accretion of beneficial conversion feature for the three month period ended June 30, 1998 was $156,000.

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY EFFECT FUTURE RESULTS

The following discussion contains forward-looking statements within the meaning of Sections 21E and 27A of the Securities Exchange Act of 1934. These forward looking statements are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from those anticipated by the forward-looking statements contained in the following discussion. Such factors include, but are not limited to, the growth rates of certain market segments, the timing of software product introductions, market acceptance of product introductions, the positioning of the Company's products in those segments, price pressures and the rapidly changing competitive environment in the software industry, success in technological advances and their implementation, business conditions and the general economy, the Company's ability to manage its business in its evolution from a development stage company, and the Company's ability to establish strategic alliances. Additional information on these and other risk factors which could affect the Company's financial results is included in the Company's Annual Report for the fiscal year ended March 31, 1999 on Form 10-KSB on file with the Securities and Exchange Commission.

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

State of Readiness
The Company is dependent on the operation of numerous systems that could potentially be affected by Year 2000 related problems. Those systems include, among others:

o   The software products sold to customers;

o Hardware and software systems used for internal operations, including proprietary software systems as well as software supplied by third parties;

o Communications networks such as the client/server Network, the Internet and the internal intranet;

o   The hardware and software systems of our customers and suppliers;

o Non-information technology systems and services, such as utilities, telephone systems and building systems.

The Company has completed a Year 2000 review program for the hardware, software and systems the Company depends on to run its operation. The phases of the Year 2000 program consist of:

o Assignment of responsibility for issues, such as systems, facilities, equipment, software and legal audit;

o Inventory of all aspects of the Company's operations and relationships subject to the Year 2000 problem;

o Communication as necessary with significant supplier to determine the readiness of their products and systems;

o Comprehensive analysis, including impact analysis and cost analysis of the Company's Year 2000 readiness;

o   Testing and remediation.

To date, the Company has not encountered any material Year 2000 problems with the hardware and software systems in its operations. In the event that any such third parties' products, services or systems do not meet the Year 2000 requirements on a timely basis, the Company could be materially adversely affected.

Based on the Company's review of the use of dates within its products, each version of its products was found to be Year 2000 compliant - that is, they are capable of adequately distinguishing the 21st century dates from the 20th century dates when used in accordance with the related documentation, and used in conjunction with the Company's products.

Risks

Year 2000 related errors or defects that affect the operation of the Company's software could result in:

o   Delay or loss of revenue;

o   Cancellation of customer contracts;

o   Diversion of development resources;

o   Damage to the Company's reputation;

o   Increased customer support and warranty costs;

o   Litigation costs.

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

In addition, the Company believes that purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance or defer additional software purchases until after 2000. As a result, some customers and potential customers may have more limited budgets available to purchase software products such as those offered by the Company, and others may choose to refrain from changes in their information technology environment until after 2000. Still other companies are accelerating purchases of software products prior to 2000, causing an increase in short-term demand which may, in turn, cause a corresponding decrease in long-term demand for software products. To the extent Year 2000 issues cause significant change in, delay in, or cancellation of, the decision to purchase the Company's products or services, the Company's business could be materially adversely affected.

Contingency Plan

The Company could experience material adverse effects in its business if it fails to identify all Year 2000 dependencies in its systems and the systems of is suppliers, customers and financial institutions. Therefore, the Company is currently in the process of developing plans for handling Year 2000 problems that are not detected and corrected prior to their occurrence and should be completed by October 31, 1999.

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

NEW ACCOUNTING STANDARDS

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

                                     PART II

                                     ITEM 5

                                OTHER INFORMATION

None.

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  Exhibit                                                            Ref./
  Number             Description Of Document                         Page
------------   ------------------------------------------------   ----------
    4.1        Form of Registration Rights Agreement
   10.1        Form of Securities Purchase Agreement
   10.2        Form of Warrant
   27          Financial data schedule


(b) Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              STARBASE CORPORATION
                                              (Registrant)

August 16, 1999                               /s/ DOUGLAS S. NORMAN
---------------                               ----------------------------------
    Date                                          Douglas S. Norman
                                                  Director of Finance
                                                  Chief Accounting Officer

                                 EXHIBIT INDEX

  Exhibit
  Number             Description Of Document
------------   ------------------------------------------------
    4.1        Form of Registration Rights Agreement
   10.1        Form of Securities Purchase Agreement
   10.2        Form of Warrant
   27          Financial data schedule