Form 10-Q
period 1999-09-30
STARBASE CORP
filed 1999-11-15
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from _____ to _____


                         Commission File Number: 0-25612


                              StarBase Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                            33-0567363
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   4 Hutton Centre Drive, Suite 800
        Santa Ana, California                                    92707
----------------------------------------                   ---------------------
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


Number of shares outstanding as of October 31, 1999: Common Stock:    33,227,908
                                                     Preferred Stock:    423,940

Transitional Small Business Disclosure Format:  Yes  [ ]    No  [X]

================================================================================

                              STARBASE CORPORATION

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Balance Sheets at September 30, 1999 (Unaudited) and March 31, 1998          3

              Statements of Operations (Unaudited) for the three and six month
              periods ended September 30, 1999 and 1998                                    4

              Statements of Cash Flows (Unaudited) for the six month
              periods ended September 30, 1999 and 1998                                    5

              Notes to Financial Statements (Unaudited)                                    6

    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   13

PART II.      OTHER INFORMATION

    ITEM 5.   Other Information                                                           17

    ITEM 6.   Exhibits and Reports on Form 8-K                                            18

                              STARBASE CORPORATION

                                     PART I

                                     ITEM 1

                              FINANCIAL STATEMENTS

                                 BALANCE SHEETS
             (in thousands, except number of shares and par values)

                                                                   September 30,     March 31,
                                                                       1999            1999
                                                                   -------------     ---------
                                                                    (Unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                                          $  6,185        $  1,363
  Restricted cash                                                          39              39
  Marketable securities                                                   121             121
  Accounts receivable, net of allowances of $84 at
    September 30, 1999 and $155 at March 31, 1999                       2,237           2,528
  Notes and other receivables, net of reserve of $647 at
    September 30, 1999                                                      0               9
  Inventories                                                              58              51
  Prepaid expenses and other assets                                       310             214
                                                                     --------        --------
    Total current assets                                                8,950           4,325

Property and equipment, net                                               976             987
Developed technology, net                                                 872             971
Note receivable from officer                                               97              94
Long-term restricted cash                                                  39              79
Other non-current assets                                                  305             149
                                                                     --------        --------
Total assets                                                         $ 11,239        $  6,605
                                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                           $  1,657        $  1,264
  Deferred revenue                                                      1,300             658
  Current portion of capital lease obligation                             137              95
                                                                     --------        --------
    Total current liabilities                                           3,094           2,017

Long-term liabilities:
  Long-term debt, less current portion                                    103             116
  Other long-term liabilities                                             742              10
                                                                     --------        --------
    Total long-term liabilities                                           845             126
                                                                     --------        --------
    Total liabilities                                                   3,933           2,143

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, 424,638 and 588,993 shares issued and
    outstanding at September 30, 1999 and March 31, 1999;
    liquidation preference of $3,957 (September 30, 1999)
    and $4,916 (March 31, 1999)                                             4               6
  Common stock, $.01 par value; 80,000,000 authorized;
    32,557,783 and 28,636,362 shares issued and outstanding
    at September 30, 1999 and March 31, 1999                              326             286
 Additional paid-in capital                                            61,429          56,208
 Accumulated deficit                                                  (54,459)        (52,038)
                                                                     --------        --------
  Total stockholders' equity                                            7,300           4,462
                                                                     --------        --------
Total liabilities and stockholders' equity                           $ 11,239        $  6,605
                                                                     ========        ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                              Three months ended               Six months ended
                                                                 September 30,                   September 30,
                                                           ------------------------        ------------------------
                                                             1999            1998            1999            1998
                                                           --------        --------        --------        --------
                                                                  (Unaudited)                     (Unaudited)
Revenues:
  License                                                  $  2,928        $  1,371        $  5,724        $  2,264
  Maintenance, training and consulting                          593             187           1,112             339
  Royalty                                                       191              86             369             195
                                                           --------        --------        --------        --------

    Total revenues                                            3,712           1,644           7,205           2,798

Cost of Revenues:
  Products, licenses and other                                  788              97           1,234             336
                                                           --------        --------        --------        --------

Gross margin                                                  2,924           1,547           5,971           2,462

Operating Expenses:
  Research and development                                      966           1,085           1,943           2,138
  Selling, general and administrative                         2,904           3,096           5,684           5,277
                                                           --------        --------        --------        --------

    Total operating expenses                                  3,870           4,181           7,627           7,415
                                                           --------        --------        --------        --------

  Operating loss                                               (946)         (2,634)         (1,656)         (4,953)

  Interest and other income                                      32               5              35              44
  Equity in loss from investee                                 (250)              0            (250)              0
                                                           --------        --------        --------        --------

Loss before income taxes                                     (1,164)         (2,629)         (1,871)         (4,909)

  Provision for income taxes                                      1               2               1               2
                                                           --------        --------        --------        --------

Net loss                                                     (1,165)         (2,631)         (1,872)         (4,911)

  Non-cash dividend and accretion of beneficial
    conversion feature                                          (47)            178             549             334
                                                           --------        --------        --------        --------
Net loss applicable to common stockholders                 $ (1,118)       $ (2,809)       $ (2,421)       $ (5,245)
                                                           ========        ========        ========        ========

Per share data:
   Basic and diluted loss per common share                 $  (0.04)       $  (0.15)       $  (0.08)       $  (0.29)
                                                           ========        ========        ========        ========

   Basic and diluted weighted average number of
     common shares outstanding                               30,355          18,378          29,146          17,932
                                                           ========        ========        ========        ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            Statements of Cash Flows
                                 (in thousands)

                                                                   Six months ended
                                                                     September 30,
                                                               -----------------------
                                                                 1999           1998
                                                               --------       --------
                                                                     (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                     $(1,872)       $(4,911)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                  288            166
    Provision for doubtful accounts and sales returns              576             44
    Loss on disposition of property, equipment and
      capital lease                                                 41              3
    Deferred revenue                                             1,384            142
    Stock option compensation (recovery) expense                   (10)           130
    Equity in loss from investee                                   250             --
    Changes in operating assets and liabilities:
      Accounts receivable                                          362         (1,130)
      Notes and other receivables                                 (638)            31
      Inventories                                                   (7)           (16)
      Prepaid expenses                                             (70)          (280)
      Other non-current assets                                    (159)           (50)
      Accounts payable and accrued liabilities                     383            611
                                                               -------        -------
Net cash provided (used) by operations                             528         (5,260)

Cash Flows from Investing Activities:
  Decrease (increase) in restricted cash                            40           (118)
  Investment in equity affiliates                                 (250)            --
  Capital expenditures                                            (155)          (547)
                                                               -------        -------
Net cash used by investing activities                             (365)          (665)

Cash Flows from Financing Activities:
  Proceeds from sale of preferred stock                             --          3,000
  Proceeds from issuance of common stock:
    From private placements                                      4,225             92
    Exercise of options                                            615             23
    Exercise of warrants                                           394             --
  Payment of financing related costs                              (514)           (48)
  Payments on capitalized lease obligations                        (61)           (23)
                                                               -------        -------
Net cash provided by financing activities                        4,659          3,045
                                                               -------        -------
Net increase (decrease) in cash                                  4,822         (2,880)

Cash and cash equivalents, beginning of period                   1,363          4,167
                                                               -------        -------
Cash and cash equivalents, end of period                       $ 6,185        $ 1,287
                                                               =======        =======
Supplemental Cash Flow Information:

  Interest paid in cash                                        $    18        $     6
                                                               =======        =======
  Income taxes paid                                            $     1        $     2
                                                               =======        =======
Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends          $   549        $   334
                                                               =======        =======
  Conversion of preferred stock to common stock (Note 5)       $     6        $    22
                                                               =======        =======
  Capitalized lease and insurance financing                    $    90        $     0
                                                               =======        =======

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                          Notes to Financial Statements

1. Description of business

StarBase Corporation, a Delaware corporation (the "Company"), is a leading provider of advanced Internet and intranet based technical collaboration products for web site application production and software configuration management (SCM) tools. The Company develops, markets, and supports team-oriented development software that targets the evolving needs of corporate information technology (IT) structures that support projects requiring technical collaboration on an enterprise level. The Company's current product line consists of StarTeam(R) 4.1 and Enterprise Suite as well as StarSweeper(TM), RoundTable(R) and Versions(R).

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

The interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the operating results for a full year.

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

                              STARBASE CORPORATION

                          Notes to Financial Statements



For the three months ended September 30, 1999
(in thousands except per-share amounts)

                                                     Net Loss       Shares       Per-Share
                                                   (Numerator)   (Denominator)     Amount
                                                   -----------   -------------   ---------
Basic and Diluted Loss per Share
Net loss                                             $(1,165)
Non-cash dividend                                         47
                                                     -------

Basic Loss to Common Stockholders per share           (1,118)        30,355       $(0.04)
                                                                                  ======

Effect of Dilutive Securities                             --             --
                                                     -------        -------

Dilutive Loss to Common Stockholders per share       $(1,118)        30,355       $(0.04)
                                                     =======        =======       ======



For the three months ended September 30, 1998
(in thousands except per-share amounts)
                                                     Net Loss       Shares       Per-Share
                                                   (Numerator)   (Denominator)     Amount
                                                   -----------   -------------   ---------
Basic and Diluted Loss per Share
Net loss                                             $(2,631)
Non-cash dividend                                       (178)
                                                     -------

Basic Loss to Common Stockholders per share           (2,809)        18,378       $(0.15)
                                                                                  ======

Effect of Dilutive Securities                             --             --
                                                     -------        -------

Dilutive Loss to Common Stockholders per share       $(2,809)        18,378       $(0.15)
                                                     =======        =======       ======



For the six months ended September 30, 1999
(in thousands except per-share amounts)
                                                     Net Loss       Shares       Per-Share
                                                   (Numerator)   (Denominator)     Amount
                                                   -----------   -------------   ---------
Basic and Diluted Loss per Share
Net loss                                             $(1,872)
Non-cash dividend                                       (549)
                                                     -------

Basic Loss to Common Stockholders per share           (2,421)        29,146       $(0.08)
                                                                                  ======

Effect of Dilutive Securities                             --             --
                                                     -------        -------

Dilutive Loss to Common Stockholders per share       $(2,421)        29,146       $(0.08)
                                                     =======        =======       ======

                              STARBASE CORPORATION

                          Notes to Financial Statements


For the six months ended September 30, 1998
(in thousands except per-share amounts)

                                                  Net Loss       Shares       Per-Share
                                                (Numerator)   (Denominator)     Amount
                                                -----------   -------------   ---------
Basic and Diluted Loss per Share
Net loss                                          $(4,911)
Non-cash dividend                                    (334)
                                                  -------
Basic Loss to Common Stockholders per share        (5,245)        17,932       $(0.29)
                                                                               ======

Effect of Dilutive Securities                          --             --
                                                  -------        -------
Dilutive Loss to Common Stockholders per share    $(5,245)        17,932       $(0.29)
                                                  =======        =======       ======


Common stock equivalents, which consist of options to purchase 2,460,750 shares of common stock at prices ranging from $0.625 to $3.44 per share, warrants to purchase 4,526,668 shares of common stock at prices ranging from $0.59 to $3.25 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and six month periods ended September 30, 1999. Common stock equivalents, which consist of options to purchase 1,214,473 shares of common stock at prices ranging from $0.84 to $3.44 per share, warrants to purchase 2,177,722 shares of common stock at prices ranging from $1.25 to $1.80 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the six month period ended September 30, 1998.

3. Composition of certain balance sheet captions

                                                  September 30,    March 31,
                                                      1999            1999
                                                  -------------    ---------
                                                   (Unaudited)
                                                         (In thousands)
Property and equipment:

Computer hardware                                    $ 1,470        $ 1,337
Furniture and fixtures                                   315            315
Computer software                                        199            199
Leasehold improvements                                   233            198
                                                     -------        -------
                                                       2,217          2,049
Less accumulated depreciation and amortization        (1,241)        (1,062)
                                                     -------        -------
                                                     $   976        $   987
                                                     =======        =======
Accounts payable and accrued liabilities:

Trade accounts payable                               $   766        $   640
Accrued professional fees                                 26             86
Accrued wages and bonuses                                543            493
Other accrued expenses                                   322             45
                                                     -------        -------
                                                     $ 1,657        $ 1,264
                                                     =======        =======

                              STARBASE CORPORATION

                          Notes to Financial Statements

4. Investment in OpenAvenue Inc.

During the quarter ending September 30, 1999, the Company invested $250,000 for 900,000 shares of common stock, or 47%, of OpenAvenue Inc ("OpenAvenue"). OpenAvenue is an internet portal company for open-source knowledge and effort sharing over the internet providing a meeting and work place for virtual development teams acting in concert on distributed projects. The Company is accounting for this ownership under the equity method because the Company does not have control over OpenAvenue.

A condensed summary of the assets and liabilities of OpenAvenue and the results of its operation follows:

                                                        September 30,
                                                            1999
                                                        -------------
                                                        (In thousands)
ASSETS
Current assets                                              $ 344
Property and equipment, net                                   185
Other assets                                                   10
                                                            -----
Total assets                                                $ 539
                                                            =====

LIABILITIES
Short-term debt and current portion of long-term debt       $ 681
Other current liabilities                                      41
                                                            -----
Total current liabilities                                     722

Long-term debt, less current portion                           81
                                                            -----
Total liabilities                                           $ 803
                                                            =====
Net equity                                                  $(264)
                                                            =====


                                                      Three months ended
                                                      September 30, 1999
                                                      ------------------
                                                        (In thousands)
Revenue                                                     $  --
Operating expenses                                            846
                                                            -----
Net loss                                                    $(846)
                                                            =====

In addition, the Company agreed to loan OpenAvenue up to $750,000 on a short-term basis until OpenAvenue's first round of financing is completed. At the time of the financing, the Company will have the option of converting the loan into common stock of OpenAvenue at the financing per share rate. As of September 30, 1999, the amount loaned is $646,560. This amount has been fully reserved for and is included in selling, general and administrative expense for the three month period ended September 30, 1999.

                              STARBASE CORPORATION

                          Notes to Financial Statements


5. Equity transactions

During the quarter ending September 30, 1999, 20,000 shares of Series E Preferred Stock were converted into 20,000 shares of common stock.

During July 1999, the Company entered into agreements to complete a three tranche private placement consisting of 2,503,877 shares of Common Stock for $4,225,000. The first tranche closed on July 15, 1999, the second tranche closed on July 30, 1999, and the third tranche closed on September 2, 1999. In addition, the Company issued warrants to purchase 1,407,948 shares of common stock of which warrants to purchase 1,061,541 shares are exercisable at $2.68 per share and expire on July 15, 2002, warrants to purchase 770,537 shares are exercisable at $2.11 per share and expire on July 29, 2002 and warrants to purchase 115,830 shares are exercisable to $2.09 per share and expired on September 1, 2002. The fair value of these warrants using the Black-Scholes model at the date of grant was $2,749,637.

During September 1999, the Company bought back 36 shares of Series H Preferred Stock for $118,500. The shares were originally issued in lieu of cash for finder's fees relating to the Series H Preferred Stock private placement.

As of September 30, 1999, 421,208 shares of Series E Preferred Stock, 2,430 shares of Series H Preferred Stock, and 1,000 shares of Series I Preferred Stock were outstanding.

Warrants

Warrant activity for the six month period ended September 30, 1999 is as follows:

                                                          Warrant Price
                                            Shares          Per Share
                                          ---------       -------------
Outstanding at March 31, 1999             2,984,388        $0.59-$3.25
Granted                                   1,948,011        $2.08-$2.68
Exercised                                  (405,731)       $0.75-$1.80
                                          ---------
Outstanding at September 30, 1999         4,526,668        $0.59-$3.25
                                          =========

                              STARBASE CORPORATION

                          Notes to Financial Statements

6. Stock option plan

The Company's stock option plan (the "1996 Plan") provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at September 30, 1999 was eight years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 2,116,994 were outstanding at September 30, 1999. In addition, the Company has granted non-qualified stock options, of which 4,136,980 were outstanding at September 30, 1999.

Stock option activity for the six month period ended September 30, 1999 is as follows:

                                                                Weighted-Average
                                                    Shares       Exercise Price
                                                   ---------    ---------------

Outstanding at March 31, 1999                      6,547,411         $1.23
Granted                                              452,500         $2.15
Lapsed or canceled                                  (355,548)        $1.68
Exercised                                           (390,389)        $1.58
                                                   ---------
Outstanding at September 30, 1999                  6,253,974         $1.25
                                                   =========
Exercisable at September 30, 1999                  2,460,750         $1.35
                                                   =========

Stock option summary information at September 30, 1999 is as follows:


                                     Options Outstanding                              Options Exercisable
                 -------------------------------------------------------        ----------------------------------
  Range of                        Weighted-Average
  Exercise                           Remaining         Weighted-Average                          Weighted-Average
   Prices          Shares         Contractual Life       Exercise Price           Shares           Exercise Price
-----------      ---------        ----------------      ----------------        ---------         ----------------
$0.50-$1.00      2,462,202            9.1 years              $0.68                494,110              $0.72
$1.01-$1.50      1,434,622            7.0 years              $1.26              1,006,299              $1.26
$1.51-$2.00      1,708,150            8.3 years              $1.65                742,989              $1.64
$2.01-$2.50        451,000            9.7 years              $2.11                159,528              $2.06
$2.51-$3.00        178,000            8.8 years              $2.62                 50,534              $2.62
$3.01-$3.50         20,000            8.5 years              $3.34                  7,290              $3.34
                 ---------                                                      ---------
                 6,253,974                                                      2,460,750
                 =========                                                      =========

                              STARBASE CORPORATION

                          Notes to Financial Statements


7. Operating segment information

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

Operating segment data for the three and six month periods ended September 30, 1999 and 1998 was as follows:

                                            Software
                                            licenses    Services       Total
                                            --------    --------       ------
                                                     (In thousands)
Three months ended September 30, 1999:
    Revenues                                 $2,928       $  784       $3,712
    Cost of revenues                            509          279          788
                                             ------       ------       ------
        Gross margin                         $2,419       $  505       $2,924
                                             ======       ======       ======

Three months ended September 30, 1998:
    Revenues                                 $1,371       $  273       $1,644
    Cost of revenues                             97            0           97
                                             ------       ------       ------
        Gross margin                         $1,274       $  273       $1,547
                                             ======       ======       ======

                                            Software
                                            licenses    Services       Total
                                            --------    --------       ------
                                                     (In thousands)
Six months ended September 30, 1999:
    Revenues                                 $5,724       $1,481       $7,205
    Cost of revenues                            673          561        1,234
                                             ------       ------       ------
        Gross margin                         $5,051       $  920       $5,971
                                             ======       ======       ======

Six months ended September 30, 1998:
    Revenues                                 $2,264       $  534       $2,798
    Cost of revenues                            336            0          336
                                             ------       ------       ------
        Gross margin                         $1,928       $  534       $2,462
                                             ======       ======       ======

8. Subsequent events

On November 4, 1999, the Company signed a definitive agreement to acquire ObjectShare, Inc. ("ObjectShare"), a leading provider of object-oriented and eBusiness professional services, in a merger transaction. The Company will issue its stock in exchange for ObjectShare stock at an anticipated enterprise value of $7.5 million, with a minimum of $6.15 million and a maximum of $8.85 million based upon the average trading price of StarBase stock prior to the closing. The transaction, which is subject to ObjectShare stockholders' approval and certain other conditions, is expected to be completed in early 2000. In addition, the Company will provide ObjectShare with a $500,000 line of credit under the terms of a credit agreement. The line of credit will be secured by all of the accounts receivable and other assets of ObjectShare.

                                     PART I

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Total revenue increased in the three month period ended September 30, 1999 by $2,068,000 or 126%, to $3,712,000, from $1,644,000 in the same three month period of the previous year due to the increase in license revenue, $1,557,000, combined with the increase in maintenance, training and consulting revenue, $406,000, and royalty revenue $105,000. Total revenue for the six month period ended September 30, 1999, increased to $7,205,000 from $2,798,000 in the same period of the prior year. The increase in product revenue was a result of the continued acceptance of the StarTeam 4.1 family of products.

Cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and costs related to the training and consulting revenue. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product. Cost of revenues increased to $788,000 from $97,000 in the three month period ended September 30, 1999 over the same quarter of the previous year due to the increase in training and consulting costs, $279,000, along with costs for an exchange of technology, $471,000. For the six month period ended September 30, 1999 cost of revenues increased to $1,234,000 from $336,000 due to the increase in training and consulting costs, $561,000, along with costs for an exchange of technology, $471,000.

Operating expenses in the three month period ended September 30, 1999 decreased to $3,870,000 from $4,181,000 in the same quarter of the previous year. The decrease was primarily due to the reduced headcount. At September 30, 1999, the Company had 89 full-time employees, which consisted of 40 in sales and marketing, 34 in research and development and 15 in general and administrative. At September 30, 1998, the Company had 101 employees, which consisted of 36 in sales and marketing, 42 in research and development and 9 in general and administrative. For the six month period ended September 30, 1999, operating expenses increased to $7,627,000 from $7,415,000. The increase was primarily due to the continued building of the sales and marketing infrastructure to support the increased level of sales.

Research and development expenses. Research and development expenses include personnel and other direct and overhead expenses incurred in the development of the Company's products. StarBase continues to make significant investments in research and development intended to bring its products to market and to support existing products. In the three month period ended September 30, 1999 overall research and development expenses decreased to $966,000 compared to $1,085,000 for the same period in the prior year and for the six month period ended September 30, 1999 decreased to $1,943,000 from $2,138,000 for the same period in the prior year. The decreases are a result of the decrease in the development staff.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 decreased approximately $192,000 over the same period in the prior year. For the six month period ended September 30, 1999 selling, general and administrative expenses increased to $5,684,000 from $5,277,000 in the corresponding period of the prior year. The increase was mainly the result of additional sales and marketing personnel coupled with the advertising and promotion programs to support the StarTeam 4.1 family of products.

Interest Income/Expense

Interest income for the three month period ended September 30, 1999 increased to $43,000 compared to $11,000 for the same period in the prior year due to more cash being available to invest. For the six month period ended September 30, 1999, interest income was $53,000, unchanged from the same period in the prior year.

Interest expense for the three month period ended September 30, 1999 increased to $11,000 compared to $3,000 for the same period in the prior year due to the increase in lease equipment. For the six month period ended September 30, 1999, interest expense increase to $18,000 from $5,000 for the same period in the prior year.

Equity in loss from investee

Equity in loss from investee for the three month and six month periods ended September 30, 1999 was $250,000. This amount is the Company's portion, 47%, of the operating results of OpenAvenue Inc. limited to the total amount invested, $250,000.

Income Taxes

The Company has not recorded a current or deferred provision for federal income taxes for any period to date, as a result of losses incurred since its inception. Any provision for income taxes represents the minimum required for state taxes.

Non-Cash Dividend and Accretion of Beneficial Conversion Feature

Non-cash dividend and accretion of beneficial conversion feature for the three month period ended September 30, 1999 was $(47,000) due to the beneficial conversion feature reversed from the redemption of the Series H Preferred Stock. Non-cash dividend and accretion of beneficial conversion feature for the three month period ended September 30, 1998 was $178,000. For the six month period ended September 30, 1999, non-cash dividend and accretion of beneficial conversion feature was $549,000 compared to $334,000 for the same period in the prior year.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 1999 were $6,185,000 and $1,363,000 as of March 31, 1999. At September 30, 1999 the Company had working capital of $5,856,000, compared to $2,308,000 at March 31, 1999.

Net cash provided by operating activities was $528,000 and $(5,260,000) for the six month periods ended September 30, 1999 and September 30, 1998, respectively. The improvement was primarily due to the reduced net loss from operations, increase in deferred revenue and improved account receivable collection.

Investing activities have consisted of purchases of property and equipment, investment in equity affiliates, and restricted cash. Capital expenditures were approximately $155,000 and $547,000 during the six months ended September 30, 1999 and September 30, 1998, respectively. Investment in equity affiliates was $250,000 for the six month period ended September 30, 1999. Restricted cash decreased $40,000 in the six month period ended September 30, 1999 and increased $118,000 for the six month period ended September 30, 1998.

Financing activities provided $4,659,000 for the six month period ended September 30, 1999, compared to $3,045,000 in the same period of the prior year. In July 1999, the Company raised $4,225,000 through a private placement of common stock. See note 5 of the notes to the financial statements. Exercise of options provided $615,000 and exercise of warrants provided $394,000 for the six month period ended September 30, 1999.

The Company believes that the net proceeds from this offering, it's existing cash balances and cash equivalents and cash from operations will be sufficient to finance it's operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to the Company on commercially reasonable terms or at all.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $84,000 at September 30, 1999 for future returns and other collection issues, down from $155,000 at March 31, 1999.

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

Contingency Plan

The Company could experience material adverse effects in its business if it fails to identify all Year 2000 dependencies in its systems and the systems of is suppliers, customers and financial institutions. Therefore, the Company has developed a plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence.

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

                                     PART II

                                     ITEM 5

                                OTHER INFORMATION

None.

                                     ITEM 6

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit                                                                Ref./
    Number                     Description Of Document                     Page
    -------      --------------------------------------------------        -----
      27         Financial data schedule


(b) Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STARBASE CORPORATION
                                           (Registrant)

November 15, 1999                          /s/ Douglas S. Norman
-----------------                          -------------------------------------
Date                                           Douglas S. Norman
                                               Chief Accounting Officer

                                EXHIBIT INDEX

      Exhibit                                                              Ref./
      Number              Description                                      Page
      -------             -----------                                      ----
        27                Financial Data Schedule