Form 10QSB
period 1999-12-31
STARBASE CORP
filed 2000-02-14
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999


                                       OR


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to _______________


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


Number of shares outstanding as of January 31, 2000: Common Stock:    42,147,840
                                                     Preferred Stock:          0

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

================================================================================

                              STARBASE CORPORATION

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Balance Sheets at December 31, 1999 (Unaudited) and March 31, 1998    3

         Statements of Operations (Unaudited) for the three and nine months
         ended December 31, 1999 and 1998                                      4

         Statements of Comprehensive Loss (Unaudited) for the three
         and nine months ended December 31, 1999                               5

         Statements of Cash Flows (Unaudited) for the nine months
         ended December 31, 1999 and 1998                                      6

         Notes to Financial Statements (Unaudited)                             7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

PART II. OTHER INFORMATION

ITEM 5.  Other Information                                                    18

ITEM 6.  Exhibits and Reports on Form 8-K                                     19

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION

                                 BALANCE SHEETS
                       (in thousands, except share data)

                                                                         December 31,     March 31,
                                                                            1999            1999
                                                                         -----------      ---------
                                                                         (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                $  9,240       $  1,363
  Restricted cash                                                                39             39
  Marketable securities                                                          22            121
  Accounts receivable, net of allowances of $87 at
    December 31, 1999 and $155 at March 31, 1999                              4,273          2,528
  Notes and other receivables, net of allowance of $702
    at December 31, 1999                                                         --              9
  Inventories                                                                    25             51
  Prepaid expenses and other assets                                             320            214
                                                                           --------       --------
    Total current assets                                                     13,919          4,325

Property and equipment, net                                                   1,061            987
Developed technology, net                                                       823            971
Note receivable from officer                                                     98             94
Long-term restricted cash                                                        39             79
Other non-current assets                                                        368            149
                                                                           --------       --------
Total assets                                                               $ 16,308       $  6,605
                                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities                                 $  1,653       $  1,264
  Deferred revenue                                                            2,332            658
  Current portion of capital lease obligation                                   132             95
                                                                           --------       --------
    Total current liabilities                                                 4,117          2,017

Long-term liabilities:
  Long-term debt, less current portion                                           73            116
  Other long-term liabilities                                                   638             10
                                                                           --------       --------
    Total long-term liabilities                                                 711            126
                                                                           --------       --------
    Total liabilities                                                         4,828          2,143

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized,
    61,610 and 588,993 shares issued and outstanding at
    December 31, 1999 and March 31, 1999; liquidation preference
    of $87 (December 31, 1999) and $4,916 (March 31, 1999)                        1              6
  Common stock, $.01 par value; 80,000,000 shares authorized;
    40,983,568 and 28,636,362 shares issued and outstanding at
    December 31, 1999 and March 31, 1999                                        410            286
 Additional paid-in capital                                                  66,601         56,208
 Accumulated deficit                                                        (55,433)       (52,038)
 Accumulated other comprehensive loss                                           (99)             -
                                                                           --------       --------
  Total stockholders' equity                                                 11,480          4,462
                                                                           --------       --------
Total liabilities and stockholders' equity                                 $ 16,308       $  6,605
                                                                           ========       ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                       Three months ended             Nine months ended
                                                           December 31,                 December 31,
                                                     -----------------------       -----------------------
                                                       1999           1998           1999           1998
                                                     --------       --------       --------       --------
                                                           (Unaudited)                   (Unaudited)
Revenues:
  License                                            $  3,235       $  1,477       $  8,978       $  3,740
  Maintenance, training and consulting                    754            214          1,848            553
  Royalty                                                 144            182            513            377
                                                     --------       --------       --------       --------
    Total revenues                                      4,133          1,873         11,339          4,670

Cost of Revenues:
  Products, licenses and other                            610            112          1,845            448
                                                     --------       --------       --------       --------
Gross margin                                            3,523          1,761          9,494          4,222

Operating Expenses:
  Research and development                              1,132          1,023          3,075          3,161
  Selling, general and administrative                   3,418          2,729          9,102          8,007
                                                     --------       --------       --------       --------
    Total operating expenses                            4,550          3,752         12,177         11,168
                                                     --------       --------       --------       --------
  Operating loss                                       (1,027)        (1,991)        (2,683)        (6,946)

  Interest and other income/(loss)                         53             (5)            88             41
  Equity in loss of investee                               --             --           (250)             -
                                                     --------       --------       --------       --------
Loss before income taxes                                 (974)        (1,996)        (2,845)        (6,905)

  Provision for income taxes                               --             --              1              2
                                                     --------       --------       --------       --------
Net loss                                                 (974)        (1,996)        (2,846)        (6,907)

  Non-cash dividend and accretion of beneficial
    conversion feature                                     --             83            549            417

Net loss applicable to common stockholders           $   (974)      $ (2,079)      $ (3,395)      $ (7,324)
                                                     ========       ========       ========       ========
Per share data:
   Basic and diluted loss per common share           $  (0.03)      $  (0.10)      $  (0.11)      $  (0.39)
                                                     ========       ========       ========       ========
   Basic and diluted weighted average number of
   common shares outstanding                           34,268         20,555         30,859         18,810
                                                     ========       ========       ========       ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                        STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                       Three months ended       Nine months ended
                                                          December 31,            December 31,
                                                       -------------------     -------------------
                                                        1999        1998        1999        1998
                                                       -------     -------     -------     -------
                                                           (Unaudited)             (Unaudited)
Net loss applicable to common stockholders             $  (974)    $(2,079)    $(3,395)    $(7,324)
Other comprehensive loss, net of tax:
   Unrealized loss on available for sale securities        (99)         --         (99)         --
                                                       -------     -------     -------     -------
Total comprehensive loss                               $(1,073)    $(2,079)    $(3,494)    $(7,324)
                                                       =======     =======     =======     =======

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Nine months ended
                                                                       September 30,
                                                                    -------------------
                                                                     1999        1998
                                                                    -------     -------
                                                                        (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                          $(2,846)    $(6,907)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                       439         262
    Provision for doubtful accounts and sales returns                   634         218
    Loss on disposal of property and equipment                           41           3
    Deferred revenue                                                  2,312         277
    Stock option compensation expense                                   415         140
    Equity in loss of investee                                          250          --
    Changes in operating assets and liabilities:
      Accounts receivable                                            (1,677)     (1,685)
      Notes and other receivables                                      (693)         41
      Inventories                                                        26          34
      Prepaid expenses                                                  (80)        152
      Other non-current assets                                         (223)       (191)
      Accounts payable and accrued liabilities                          379         484
                                                                    -------     -------
Net cash used by operations                                          (1,023)     (7,172)

Cash Flows from Investing Activities:
  Decrease (increase) in restricted cash                                 40        (118)
  Investment in equity investee                                        (250)         --
  Capital expenditures                                                 (342)       (611)
                                                                    -------     -------
Net cash used by investing activities                                  (552)       (729)

Cash Flows from Financing Activities:
  Proceeds from sale of preferred stock                                  --       3,850
  Proceeds from issuance of common stock:
    From private placements                                           4,225         152
    Exercise of options                                               1,529          23
    Exercise of warrants                                              4,363          --
  Payment of financing related costs                                   (569)       (175)
  Payments on capitalized lease obligations                             (96)        (54)
                                                                    -------     -------
Net cash provided by financing activities                             9,452       3,796
                                                                    -------     -------

Net increase (decrease) in cash                                       7,877      (4,105)

Cash and cash equivalents, beginning of period                        1,363       4,167
                                                                    -------     -------
Cash and cash equivalents, end of period                            $ 9,240     $    62
                                                                    =======     =======
Supplemental Cash Flow Information:

  Interest paid in cash                                             $    25     $    11
                                                                    =======     =======
  Income taxes paid                                                 $     1     $     2
                                                                    =======     =======

Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends               $   549     $   417
                                                                    =======     =======
  Conversion of preferred stock to common stock (Note 5)            $    47     $    45
                                                                    =======     =======
  Capitalized lease and insurance financing                         $    90     $   254
                                                                    =======     =======

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

StarBase Corporation, a Delaware corporation (the "Company"), is a leading provider of eBusiness digital asset management solutions for the enterprise. The Company develops, markets, and supports a complete family of user-friendly software products that enable teams of people to collaborate in the production of Web sites, e-Commerce and business critical application while managing all associated digital assets. The Company's products are designed to increase the productivity of centralized and geographically remote teams of people that are both internal and external to an enterprise. The Company's professional services organization provides implementation, consulting and training expertise. The Company's current product line consists of StarTeam(R) 4.2 and StarTeam(R) Enterprise 4.2, StarDisk(R), StarGate(R), as well as StarSweeperTM, RoundTable(R) and Versions(R).

2. BASIS OF PRESENTATION

The unaudited interim financial statements as of December 31, 1999 and for the three and nine months ended December 31, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have not been presented. The interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the operating results for a full year. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the StarBase Corporation report to the Securities and Exchange Commission on Form 10-KSB, for the year ended March 31, 1999.

NET LOSS PER SHARE

Basic and diluted loss per share applicable to common stockholders is computed using the weighted average number of common shares outstanding during the periods presented. Common equivalent shares outstanding during the periods presented assume the exercise of the Company's stock options, warrants, and potential shares (Escrow Shares). Common equivalent shares have not been included where inclusion would be antidilutive. Common equivalent shares have not been included where inclusion would be antidilutive. Escrow Shares can be released to the founders upon attaining certain defined cash flow requirements. The release of the Escrow Shares will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of these shares recorded ratably over the period beginning on the date when management determines that the cash flow requirements are probable of being met and ending on the date when the goal is attained, causing the Escrow Shares to be released. At the time a goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded. Based upon historical results, the attainment of the goal is not probable at this time. However, this does not preclude the attainment of the goal with future results.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
(in thousands except per share amounts)

                                                        Net Loss               Shares            Per-Share
                                                       (Numerator)           (Denominator)         Amount
                                                       -----------           -------------       ----------
BASIC AND DILUTED LOSS PER SHARE
Net loss                                                 $  (974)
Non-cash dividend                                              0
                                                         -------

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE                 (974)               34,268            $ (0.03)
                                                                                                  =======

Effect of Dilutive Securities                                 --                    --
                                                         -------                ------

DILUTIVE LOSS TO COMMON STOCKHOLDERS PER SHARE           $  (974)               34,268            $ (0.03)
                                                         =======                ======            =======


FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
(in thousands except per share amounts)

                                                        Net Loss               Shares            Per-Share
                                                       (Numerator)           (Denominator)         Amount
                                                       -----------           -------------       ----------
BASIC AND DILUTED LOSS PER SHARE
Net loss                                                $(1,996)
Non-cash dividend                                           (83)
                                                        -------

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE              (2,079)                20,555             $(0.10)
                                                                                                   ======

Effect of Dilutive Securities                                --                     --
                                                        -------                 ------

DILUTIVE LOSS TO COMMON STOCKHOLDERS PER SHARE          $(2,079)                20,555             $(0.10)
                                                        =======                 ======             ======

FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
(in thousands except per share amounts)

                                                        Net Loss               Shares            Per-Share
                                                       (Numerator)           (Denominator)         Amount
                                                       -----------           -------------       ----------
BASIC AND DILUTED LOSS PER SHARE
Net loss                                                $(2,846)
Non-cash dividend                                          (549)
                                                        -------

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE              (3,395)                30,859             $(0.11)
                                                                                                   ======

Effect of Dilutive Securities                                --                     --
                                                        -------                 ------
DILUTIVE LOSS TO COMMON STOCKHOLDERS PER SHARE          $(3,395)                30,859             $(0.11)
                                                        =======                 ======             ======

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
(in thousands except per share amounts)

                                                        Net Loss               Shares            Per-Share
                                                       (Numerator)           (Denominator)         Amount
                                                       -----------           -------------       ----------
BASIC AND DILUTED LOSS PER SHARE
Net loss                                                 $(6,907)
Non-cash dividend                                           (417)
                                                         -------

BASIC LOSS TO COMMON STOCKHOLDERS PER SHARE               (7,324)               18,810             $(0.39)
                                                                                                   ======

Effect of Dilutive Securities                                 --                    --
                                                         -------                -------

DILUTIVE LOSS TO COMMON STOCKHOLDERS PER SHARE           $(7,324)               18,810             $(0.39)
                                                         =======                ======             ======

Common stock equivalents, which consist of options to purchase 2,296,234 shares of common stock at prices ranging from $0.625 to $3.44 per share, warrants to purchase 1,112,000 shares of common stock at prices ranging from $0.73 to $2.00 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and nine month periods ended December 31, 1999. Common stock equivalents, which consist of options to purchase 1,633,881 shares of common stock at prices ranging from $0.74 to $2.09 per share, warrants to purchase 3,178,306 shares of common stock at prices ranging from $0.59 to $3.25 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the nine month period ended December 31, 1998.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

                                                  December 30,    March 31,
   (In thousands)                                     1999          1999
                                                  -----------     ---------
Property and equipment:

Computer hardware                                   $ 1,584       $ 1,337
Furniture and fixtures                                  355           315
Computer software                                       233           199
Leasehold improvements                                  233           198
                                                    -------       -------
                                                      2,405         2,049
Less accumulated depreciation and amortization       (1,344)       (1,062)
                                                    -------       -------
                                                    $ 1,061       $   987
                                                    =======       =======

Accounts payable and accrued liabilities:

Trade accounts payable                              $   394       $   640
Accrued professional fees                               115            86
Accrued wages and bonuses                               712           493
Other accrued expenses                                  432            45
                                                    -------       -------
                                                    $ 1,653       $ 1,264
                                                    =======       =======

4. RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 1999, the Company invested $250,000 for 900,000 shares of common stock, or 47%, of OpenAvenue Inc ("OpenAvenue"), which was subsequently reduced to 21% as of December 31, 1999 due to the issuance of additional equity by OpenAvenue. OpenAvenue is an internet portal company for open-source knowledge and effort sharing over the internet providing a meeting and work place for virtual development teams acting in concert on distributed projects. The Company accounts for this ownership under the equity method of accounting for investments in common stock and through the nine months ended December 31, 1999, the Company's equity in losses of OpenAvenue reduced the net investment to zero. In addition, the Company agreed to loan OpenAvenue up to $750,000 on a short-term basis until OpenAvenue's financing arrangements are completed. As of December 31, 1999, the amount outstanding from the loan was $702,247. The loan balance is fully reserved for as of December 31, 1999 because of the uncertainty of repayment and such amount is included in selling, general and administrative expense.

The Company also entered into a software license agreement with OpenAvenue, where a one-time license fee of $1,000,000 will be paid in equal quarterly installments over the next twelve months. The Company recognized revenue of $500,000 during the three month period ended December 31, 1999 and deferred recognition of the remaining $500,000 because the collectability of the second $500,000 was not certain. Under the same agreement, the Company will also provide maintenance and support services for the licensed software for an annual fee of $180,000 which will also be paid in equal quarterly installments over the next twelve months. The Company recorded the annual maintenance fee as deferred revenue and will recognize it ratably over the applicable twelve month period. As of December 31, 1999, the Company has $1,274,000 in accounts receivable from OpenAvenue consisting of the $1,000,000 license fee, $180,000 annual maintenance fee and $94,000 sales tax on the transaction and has $665,000 recorded in deferred revenue.

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

5. EQUITY TRANSACTIONS

During the quarter ending December 31, 1999, 359,608 shares of Series E Preferred Stock were converted into 359,608 shares of common stock, 2,420 shares of Series H Preferred Stock were converted into 2,923,772 shares of common stock and 1,000 shares of Series I Preferred Stock were converted into 797,987 shares of common stock.

As of December 31, 1999, 61,600 shares of Series E Preferred Stock, and 10 shares of Series H Preferred Stock were outstanding.

WARRANTS

Warrant activity for the nine month period ended December 31, 1999 is as follows:

                                                                 Warrant Price
                                                 Shares            Per Share
                                                ----------       --------------
Outstanding at March 31, 1999                    2,984,388       $0.59 - $3.25
Granted                                          2,148,011       $2.00 - $2.68
Exercised                                       (4,020,399)      $0.59 - $3.25
                                                ----------
Outstanding at December 31, 1999                 1,112,000       $0.73 - $2.00
                                                ==========

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


6. STOCK OPTION PLAN

The Company's stock option plan (the "1996 Plan") provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at December 31, 1999 was eight years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 1,707,216 were outstanding at December 31, 1999. In addition, the Company has granted non-qualified stock options, of which 7,505,898 were outstanding at December 31, 1999.

Stock option activity for the nine month period ended December 31, 1999 is as follows:

                                                                Weighted-Average
                                                   Shares        Exercise Price
                                                 ----------     ----------------
Outstanding at March 31, 1999                     6,547,411           $1.23
Granted                                           4,324,508           $1.93
Lapsed or canceled                                 (562,666)          $1.50
Exercised                                        (1,096,139)          $1.39
                                                 ----------
Outstanding at December 31, 1999                  9,213,114           $1.51
                                                 ==========
Exercisable at December 31, 1999                  2,296,234           $1.33
                                                 ==========

Stock option summary information at December 31, 1999 is as follows:

                                     Options Outstanding                       Options Exercisable
                      -----------------------------------------------       --------------------------
                                        Weighted-           Weighted-                       Weighted-
Range of                                 Average             Average                         Average
Exercise                                Remaining            Exercise                        Exercise
Prices                  Shares      Contractual Life          Price          Shares           Price
--------              ---------     ----------------        ----------      --------        ---------
$0.50 - $1.00         2,207,431         8.8 years              $0.68         581,661          $0.70
$1.01 - $1.50         3,878,639         8.7 years              $1.30         844,105          $1.26
$1.51 - $2.00         1,798,961         8.4 years              $1.66         623,634          $1.65
$2.01 - $2.50           430,146         9.5 years              $2.11         183,822          $2.05
$2.51 - $3.00           250,603         5.4 years              $2.68          58,638          $2.64
$3.01 - $3.50           283,334         2.3 years              $3.46           4,374          $3.25
$3.51 - $4.00            35,000         9.9 years              $3.57               0          $0.00
$4.01 - $4.50           250,000         8.3 years              $4.05               0          $0.00
$4.51 - $10.00           79,000         7.5 years              $8.56               0          $0.00
                      ---------                                            ---------
                      9,213,114                                            2,296,234
                      =========                                            =========

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


7. OPERATING SEGMENT INFORMATION

The Company's reportable operating segments include software licenses and services. The software licenses operating segment develops and markets the Company's eBusiness digital asset management products. The services segment provides after-sale support for software products and fee-based training and consulting services related to the Company products.

The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues and gross margin.

Operating segment data for the three and nine month periods ended December 31, 1999 and 1998 was as follows:

                                                          Software
                                                          licenses     Services       Total
                                                          ---------    --------      -------
(In thousands)

Three months ended December 31, 1999:
    Revenues                                               $ 3,379      $   754      $ 4,133
    Cost of revenues                                           255          355          610
                                                           -------      -------      -------
        Gross margin                                       $ 3,124      $   399      $ 3,523
                                                           =======      =======      =======

Three months ended December 31, 1998:
    Revenues                                               $ 1,659      $   214      $ 1,873
    Cost of revenues                                           112            0          112
                                                           -------      -------      -------
        Gross margin                                       $ 1,547      $   214      $ 1,761
                                                           =======      =======      =======


                                                          Software
                                                          licenses     Services       Total
                                                          ---------    --------      -------
(In thousands)

Nine months ended December 31, 1999:
    Revenues                                               $ 9,491      $ 1,848      $11,339
    Cost of revenues                                           930          915        1,845
                                                           -------      -------      -------
        Gross margin                                       $ 8,561      $   933      $ 9,494
                                                           =======      =======      =======

Nine months ended December 31, 1998:
    Revenues                                               $ 4,117      $   553      $ 4,670
    Cost of revenues                                           448            0          448
                                                           -------      -------      -------
        Gross margin                                       $ 3,669      $   553      $ 4,222
                                                           =======      =======      =======

                              STARBASE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


8. ACQUISITION OF OBJECTSHARE INC.

On November 4, 1999, the Company signed a definitive agreement to acquire ObjectShare, Inc. ("ObjectShare"), a leading provider of object-oriented and eBusiness professional services, in a merger transaction. The Company will issue its stock in exchange for ObjectShare stock at an anticipated enterprise value of $7.5 million, with a minimum of $6.15 million and a maximum of $8.85 million based upon the average trading price of StarBase stock prior to the closing. The transaction, which is subject to ObjectShare stockholders' approval and certain other conditions, is expected to be completed in early 2000. In addition, the Company has provided ObjectShare with a $500,000 line of credit under the terms of a credit agreement. The line of credit is secured by all of the accounts receivable and other assets of ObjectShare. The outstanding balance of the line of credit as of December 31, 1999, was $0.

9. SUBSEQUENT EVENTS

None

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue increased in the three month period ended December 31, 1999 by $2,260,000 or 121%, to $4,133,000, from $1,873,000 in the same three month period of the previous year due to the increase in license revenue, $1,758,000, and an increase in maintenance, training and consulting revenue, $540,000, partially offset by a decrease in royalty revenue $38,000. Total revenue for the nine month period ended December 31, 1999, increased to $11,339,000 from $4,670,000 in the same period of the prior year. The increase in product revenue was a result of the continued acceptance of the StarTeam 4.1 family of products.

Cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and costs related to the training and consulting revenue. The Company out-sources manufacturing for all software products. Cost of revenues increased to $610,000 from $112,000 in the three month period ended December 31, 1999 over the same quarter of the previous year due to the increase in training and consulting costs, $355,000, along with an increase in license costs due to increased volume, $143,000. For the nine month period ended December 31, 1999 cost of revenues increased to $1,845,000 from $448,000 due to the increase in training and consulting costs, $915,000, along with costs for an exchange of technology, $471,000.

Operating expenses in the three month period ended December 31, 1999 increased to $4,550,000 from $3,752,000 in the same quarter of the previous year. The increase was primarily due to increased headcount. At December 31, 1999, the Company had 97 full-time employees, which consisted of 49 in sales and marketing, 31 in research and development and 17 in general and administrative. At December 31, 1998, the Company had 90 employees, which consisted of 35 in sales and marketing, 40 in research and development and 15 in general and administrative. For the nine month period ended December 31, 1999, operating expenses increased to $12,177,000 from $11,168,000. The increase was primarily due to the continued building of the sales and marketing infrastructure to support the increased level of sales.

Research and development expenses. Research and development expenses include personnel and other direct and overhead expenses incurred in the development of the Company's products. The Company continues to make significant investments in research and development intended to bring its products to market and to support existing products. In the nine month period ended December 31, 1999 overall research and development expenses increased slightly to $1,132,000 compared to $1,023,000 for the same period in the prior year and for the nine month period ended December 31, 1999 decreased to $3,075,000 from $3,161,000 for the same period in the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended December 31, 1999 increased approximately $689,000 over the same period in the prior year. For the nine month period ended December 31, 1999 selling, general and administrative expenses increased to $9,102,000 from $8,007,000 in the corresponding period of the prior year. Both increases was mainly the result of additional sales and marketing personnel coupled with the advertising and promotion programs to support the StarTeam 4.1 family of products.

INTEREST INCOME/EXPENSE

Interest income for the three month period ended December 31, 1999 increased to $60,000 compared to $4,000 for the same period in the prior year due to more cash being available to invest. For the nine month period ended December 31, 1999, interest income was $114,000 compared to $57,000 for the same period in the prior year.

Interest expense for the three month period ended December 31, 1999 was $7,000 unchanged from same period in the prior year. For the nine month period ended December 31, 1999, interest expense increased to $25,000 from $11,000 for the same period in the prior year.

EQUITY IN LOSS OF INVESTEE

There was no equity in loss of investee for the three months ended December 31, 1999 and 1999. Equity in loss from investee for the nine month period ended December 31, 1999 was $250,000. This amount is the Company's portion, 47%, of the operating results of OpenAvenue Inc. limited to the total amount invested, $250,000.

INCOME TAXES

The Company has not recorded a current or deferred provision for federal income taxes for any period to date, as a result of losses incurred since its inception. Any provision for income taxes represents the minimum required for state taxes.

NON-CASH DIVIDEND AND ACCRETION OF BENEFICIAL CONVERSION FEATURE

Non-cash dividend and accretion of beneficial conversion feature for the three month period ended December 31, 1999 was $0 compared to $83,000 for the three month period ended December 31, 1998. For the nine month period ended December 31, 1999, non-cash dividend and accretion of beneficial conversion feature was $549,000 compared to $417,000 for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents as of December 31, 1999 were $9,240,000 and $1,363,000 as of March 31, 1999. At December 31, 1999 the Company had working capital of $9,802,000, compared to $2,308,000 at March 31, 1999.

Net cash used by operating activities was $1,023,000 and $7,172,000 for the nine month periods ended December 31, 1999 and December 31, 1998, respectively. The improvement was primarily due to the reduced net loss from operations and the increase in deferred revenue.

Investing activities have consisted of purchases of property and equipment, investment in equity affiliates, and restricted cash. Capital expenditures were approximately $342,000 and $611,000 during the nine months ended December 31, 1999 and December 31, 1998, respectively. Investment in equity affiliates was $250,000 for the nine month period ended December 31, 1999. Restricted cash decreased $40,000 in the nine month period ended December 31, 1999 and increased $118,000 for the nine month period ended December 31, 1998.

Financing activities provided $9,452,000 for the nine month period ended December 31, 1999, compared to $3,796,000 in the same period of the prior year. Exercise of options provided $1,529,000 and exercise of warrants provided $4,363,000 for the nine month period ended December 31, 1999.

The Company believes that it's existing cash balances and cash equivalents and cash from operations will be sufficient to finance it's operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to the Company on commercially reasonable terms or at all.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $87,000 at December 31, 1999 for future returns and other collection issues, down from $155,000 at March 31, 1999.

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

The Company has experienced no disruptions or problems regarding the year 2000 changeover. As part of the Company year 2000 plan, prior to January 1, 2000, the Company tested and sampled internal systems consisting primarily of desktop and network computers, and third-party software utilized in the day-to-day operations of the Company. All sampling and tested completed by January 1, 2000, indicated all systems were operating as normal. All of the date of the filing of this document, all of the Company's internal hardware and software continue to operate as normal and to-date, all vendors utilized by the Company in its daily operations are operating normally and have not indicated any year 2000 anomalies.

The Company still continues to monitor and oversee all internal operations and be in contact with its vendors regarding the upcoming dates (such as February 29, 2000) which are identified as presenting potential year 2000 issues. Based upon the successful transition through the January 1, 2000 rollover period, the Company does not anticipate any problems to materialize.

The Company's expenditures for the year 2000 effort were not material and the Company does not expect to incur any material costs over the next few months in regards to year 2000.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2002. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities but will continue to evaluate the effect of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2002.

                                     PART II

                                     ITEM 5
                                OTHER INFORMATION

None.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit                                                               Ref./
    Number                 Description Of Document                        Page
    -------                -----------------------                        -----
      27                   Financial data schedule


(b) Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STARBASE CORPORATION
                                       (Registrant)

Date:  February 14, 2000               /s/ Douglas S. Norman
                                       --------------------------------
                                           Douglas S. Norman
                                           Chief Accounting Officer