Form 10-K
period 2000-03-31
STARBASE CORP
filed 2000-06-29
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

            [X]      Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2000

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant's revenues for its most recent fiscal year: $17,532,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2000, based on the closing price as reported by NASDAQ was $194,019,000.

Number of shares outstanding as of May 31, 2000: Common Stock: 45,922,998

Documents Incorporated by Reference: None.

================================================================================

                                TABLE OF CONTENTS

Part I.......................................................................................   3
   Item 1. Business..........................................................................   3
   Item 2. Properties........................................................................  10
   Item 3. Legal Proceedings.................................................................  10
   Item 4. Submission of Matters to a Vote of Security Holders...............................  10
Part II......................................................................................  11
   Item 5. Market for Registrant's Common Equity.............................................  11
   Item 6. Selected Financial Data...........................................................  12
   Item 7. Management's Discussion and Analysis of Financial Condition and Results of
           Operations........................................................................  12
   Item 8. Financial Statements..............................................................  22
   Item 9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..............................................................  46
Part III.....................................................................................  47
   Item 10. Directors and Executive Officers of The Registrant...............................  47
   Item 11. Executive Compensation...........................................................  49
   Item 12. Security Ownership of Certain Beneficial Owners and Management...................  55
   Item 13. Certain Relationships and Related Transactions...................................  57
Part IV......................................................................................  58
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................  58

                                     PART I

FORWARD-LOOKING INFORMATION

The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on currently available information and our current beliefs, expectations and projections about future events, including, among other things,

-       successfully implementing our business strategy;

-       maintaining and expanding market acceptance of the products we offer;
        and

-       our ability to successfully compete in our marketplace.

All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors" of this document and in our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 1. BUSINESS

OVERVIEW

We are a leading provider of eCollaboration products for the creation and management of integrated code and content eBusiness applications. Our products are the first to support the continuous cycle of creating, linking and managing both code and content which comprise today's complex eBusiness applications.

We offer a complete family of user-friendly software products that enable users with different technical and functional backgrounds to collaborate on the production of Web sites and eBusiness initiatives within a common project environment. Our products increase the productivity of centralized and geographically dispersed teams of people, both internal and external to an enterprise, as they collaborate on an eBusiness project. All team members have access to both code and content information during each step of the development process while maintaining the ability to actively contribute and communicate in real time, enabling effective design and implementation. Our professional services organization provides extensive implementation, consulting and training expertise and support. Our software has been licensed directly to over 1,300 corporations, government agencies, software developers and eBusiness vendors including both Internet and traditional "bricks and mortar" businesses.

Our address is 4 Hutton Centre Drive, Suite 800, Santa Ana, CA 92707. Our registered office is in the City of Wilmington, County of New Castle, Delaware. The main telephone number is (714) 445-4400. The corporate Web site is http://www.starbase.com. Our federal tax identification number is 33-0567363.

INDUSTRY OVERVIEW

Emergence of the Internet

The Internet has rapidly emerged as an important vehicle for conducting business electronically, otherwise known as eCommerce or eBusiness. Companies are rapidly moving to the Internet to capitalize on new business opportunities, reach broader consumer audiences and reduce operational costs.

Evolution of eBusiness Web Sites

One of the primary drivers of eBusiness growth is the increasing functionality of Web sites, where much of this business is transacted. Corporate Web sites are evolving from simple online brochures developed by a few individuals to sophisticated Web-based storefronts developed by numerous people across many disciplines.

To take advantage of the Web's growing popularity, most companies initially developed their sites as simple online corporate brochures. These early sites were run primarily by a webmaster and focused on delivering content including company and product information. The second generation of sites added the ability to process basic transactions. Analogous to a simple retail store, these one-way sites provided content and allowed customers to purchase products and services online. These sites were run from a few geographically centralized servers and were typically managed by a webmaster with support from an in-house IT group.

The emerging third generation of sites is a complex combination of both software code and site content. These sites are content-rich online storefronts powered by sophisticated eBusiness applications that not only manage transactions but also provide personalization, customer service and integration with suppliers. The continuous updating of these sites requires complete interaction throughout the entire company as well as its customers and partners. This interaction is increasingly important as bricks and mortar businesses continue to move their operations online and demand integration between their Web and traditional online operations. Sophisticated eBusiness requires input from a diverse mix of individuals across a wide range of disciplines.

Challenges of Building eBusiness Web Sites

While increased reliance on the Internet is helping many businesses improve efficiencies and reduce costs, it is also adding considerable strain to IT resources. To alleviate this strain, companies are increasingly seeking solutions that manage the development of both code and content. Code and content stores key strategic information and associated processes which comprise a corporate information technology or IT infrastructure. They include:

-     Source Code

-     Web Content

-     Multimedia and Graphics

-     Process and Workflow

Managing both code and content from their creation and assembly through deployment and maintenance is crucial to the success of an eBusiness application.

The complexity of developing eBusiness applications is significantly greater than traditional legacy applications for the following reasons:

-       More contributors to manage and coordinate

-       Contributors are from a broad range of disciplines

-       Different life-cycles for code and content

-       Digital assets can be diverse in nature

-       More digital assets to manage and coordinate

A critical component of managing code and content is coordinating collaboration among individuals across a broad range of business disciplines. These individuals might include, for example, code development participants such as systems analysts, software designers, programmers, quality assurance engineers and IT managers as well as content creation participants such as business managers, graphic designers, product managers, marketing analysts, executive officers and webmasters. Team members must have access to code and/or content information during each step of the development process while maintaining the ability to actively contribute and communicate in real time. The nature of this task creates an unprecedented challenge for the enterprise. Without the ability to collaborate through a single platform that manages the process for both code and content, effective design and implementation becomes difficult.

Limitations of Existing Solutions

Businesses currently use third-party solutions to manage the development of both their code and content, but these often provide only limited functionality. Many of these solutions address the development of legacy, non-Web-enabled applications, which manage software code without managing Web site content. Others manage the development of Web site content, but fail to manage software code. In addition, most existing solutions were designed as solutions for non-Web-enabled applications but are currently being used to develop Web applications. Using this type of solution for Web applications, businesses will likely encounter problems as they increase site traffic and incorporate additional applications. Finally, many existing solutions fail to provide the collaboration process necessary to manage the complex process of developing a third generation site that includes both code and content. Without this capability, businesses are more prone to development errors, prolonged time to market and cost overruns.

To remain competitive in the rapidly evolving eBusiness marketplace, enterprises need an open architecture solution that is designed specifically for eBusiness applications. This solution will manage the development and maintenance of both software code and site content while simplifying the increasingly complex collaboration process. Many of the existing solutions do not have an architecture designed for eBusiness applications.

THE STARBASE SOLUTION

We are a leading provider of eCollaboration solutions for eBusiness application management. eCollaboration is the simultaneous coordination, management and communication of geographically dispersed contributors of both code and content for eBusiness applications. Our technology supports the continuous cycle of creating, linking and managing both code and content which comprise complex eBusiness applications. Our products enable users with differing technical and functional backgrounds to collaborate on the production of Web sites and eBusiness initiatives from multiple locations.

Our software products facilitate collaboration by providing a repository that enables team members to access all project versions of both code and content. The repository is a central point of storage and synchronization for both code and content, which are stored as objects. An object, often referred to as a component, is a collection of information that can be identified, used and managed independently of other objects. The repository allows for the linking and tracking of all objects. We believe that our solutions reduce production time and user errors while improving project predictability, control and productivity. Our solution offers many benefits, including:

- Code and Content Management. The development and ongoing modification of eBusiness applications requires the integration of Web content with software code. Our products enable the simultaneous coordination, management and communication of geographically dispersed contributors of code and content. The typical eBusiness application consists of code from more traditional mainframe and client/server technologies such as COBOL, C++, and Visual Basic to newer technologies such as HTML pages, Active Server pages, Java applets and graphics images such as GIF and JPEG files. Our technology provides support for all stages of development, from the creation and assembly of code and content through their deployment and maintenance. In addition, our technology supports complex activities such as parallel development of the same code and content by multiple contributors.

- Collaboration Management. An eBusiness application will have a broad spectrum of contributors, including programmers, content developers and marketing directors. To enable collaboration among team members of varying technical skill levels, our products feature a variety of intuitive user interfaces designed for the specific needs of the user. Our solutions enable team members to organize project plans, define tasks and milestones, monitor schedules, and control resource allocation and availability. In addition, our solutions permit users to access and modify project information at any time and from anywhere, keeping project management and development workflow synchronized.

- Unique Repository Links Disparate Components. Our open repository enables team members to easily access and track changes of both code and content. This version tracking capability expedites problem resolution and improves the quality of the code and content. The ability to link disparate components that are stored in the repository enables information, traditionally kept within the confines of a functional area, to be available to every team member. For example, any team member can monitor the progress and status of a project from its creation through design and coding to testing and implementation. We believe our eCollaboration solution reduces production time and user errors while improving project predictability, control and productivity.

- Open Architecture Supports Industry Standards. Our open architecture enables our customers to leverage their existing IT infrastructure including best-of-breed software and content development tools. As a result, customers can customize our products to better meet their business needs. Our StarGate SDK software development kit provides open programmable access to the Starbase repository. The SDK is an application-programming interface based on Java for platform independence. It also supports scripting languages such as Visual Basic, JavaScript, and C++ through a component object model interface layer.

PRODUCTS

We offer a family of products designed to improve the collaboration and productivity of software developers and Web producers for the management of both code and content for eBusiness applications. Our products reduce the ongoing cost of managing eBusiness applications and accelerate the implementation of change while providing the necessary controls to ensure quality.

StarTeam Enterprise is our flagship product. It provides the technology for the collaboration and configuration management of both code and content. StarTeam resides on a client system and runs in a variety of development environments including Microsoft Windows 9x, 2000 and NT, UNIX and Java Virtual Machine. The StarTeam client is also available as a Web browser. StarTeam supports integration with a variety of source code control products such as MERANT's PVCS and Microsoft's Visual Source Safe allowing users to easily export their data from these products to the StarTeam solution. StarTeam also supports an interface to Microsoft Project.

StarTeam supports:

- Team Discussion. This feature supports team collaboration on project decisions and direction, in the form of threaded conversations. It also provides a historical, sequential record of conversations, useful to new team members.

- Task Management. This allows for the definition and monitoring of tasks, the allocation and control of resources working on tasks, and the organization of project plans to fulfill tasks. The integration with Microsoft Project enables the two environments to be synchronized, facilitating project management.

- Change Management. This is an automated defect tracking system. It supports the logging of defect or changes, the creation and linking of tasks, the allocation of resources, the check-in/check-out of components for change and testing and the automatic notification of status changes.

- Version Management. This provides a sophisticated versioning system for repository objects and files. It supports the linking objects together for traceability, parallel development with branching and merging capabilities, multiple baselines and the archiving of each configuration item.

- Build Management. This feature provides support for repeatable builds, the automatic creation and archiving of complex build configurations that could consist of multiple types of components that have different versions. It also permits team members to return to any point in the project's history.

- Process Management. This supports the promotion of changes through a life-cycle such as from development to testing to production, while controlling the conditions that allow this movement.

StarDisk is aimed at the non-technical or less-technical team member and, via Microsoft Explorer, provides an easy-to-use version control capability. Team members can access, revise, and store files that contain programming code, letters, graphics, data, or other information. Team members can perform these functions locally or remotely over private or public networks, including the Internet.

The StarBase Server provides the central repository for storing all application development objects related to either code or content. The StarBase Server provides all team members with access to this centralized information. It can store multiple types of objects such as documents, graphics and multimedia as well as other objects like change requests, tasks and topics, and is capable of storing multiple versions of these objects. It also supports third party applications such as Web authoring products, application-testing products, and application servers. The StarBase Server is available on a Windows 9x/NT/2000 environment. It runs on a range of relational database management systems including Oracle, Sybase, Microsoft SQL Server, Informix and Microsoft Jet Database engine. Typically, a large enterprise maintains one hardware server running the StarBase Server that provides team members with access to centralized project information. It also performs project administration such as user and group management, security and license management.

The StarGate SDK is a comprehensive software development kit providing access to the Starbase Server. Built as a pure Java interface for platform independence, the StarGate SDK enables the creation of custom client applications including specialized Web browser interfaces such as developer and knowledge worker portals, custom processes for Web content management, and connectivity to third party applications. In addition to its support for Java, the SDK also supports scripting languages such as Visual Basic, JavaScript, and C++ through a component object model interface layer.

StarTeam Web Edition provides browser client access to StarTeam functionality, enabling any team member with access to the Internet to participate in their project's change management process from the convenience of a Web browser. It uses Microsoft's Active Server Pages technology which allows development teams to customize the product's interface and functionality. StarTeam Web Edition supports Microsoft Internet Explorer 4.0 or higher and Netscape Navigator 4.0 or higher.

StarTeam Web Approval provides browser-based code and content approval process management to StarTeam. The approval process can be customized to support organizational specific requirements and is then implemented as a workflow. StarTeam Web Approval uses StarTeam tasks as the approval component, reviewers are notified of the task using the StarTeam email notification capability, and can accept or reject the contents of the file. StarTeam Web Approval supports Microsoft Internet Explorer 4.0 or higher and Netscape Navigator 4.0 or higher.

StarFlow provides Microsoft Exchange and Outlook-based process management and workflow to StarTeam. From inside the Microsoft Outlook environment, StarTeam change requests can be raised, approved and tracked throughout their life-cycle. The change management process can be defined and customized using StarFlow's graphical Workflow Designer. The people who need to act upon the change request can also be defined, as well as the timeframe for action. Exception handling identifies a stoppage in the process and executes the defined action. Users are notified of the need for action by email and the creation of a task in their Microsoft Outlook folder.

StarSync provides a publishing and deployment capability for code and content stored in the StarBase Server. The code and content are accessed by StarSync from a StarTeam View and deployed according to the source and target configuration details defined. StarSync allows deployment to be triggered remotely and allows multiple servers to be specified for the deployment to provide a scalable solution.

StarEstimator provides project estimation capabilities. It supports the necessary steps for accurate estimation, from defining the project, to the size of the application, examining the team's capability, addressing management constraints, and finally tabulating the results and testing the methodology employed. Several estimation methodologies and languages are supported. Project estimates are automatically compared to a reference database of completed projects. Project plans can be automatically created in Microsoft Project by the export of the StarEstimator information

StarSweeper is an automated Web content diagnostic tool focused on finding and reporting Web site and Intranet defects. It identifies defects such as missing files, slow pages, broken navigational links and distorted graphics in the eBusiness application before the Web content is deployed into production sites. StarSweeper allows the quality assurance team to define custom quality control configurations designed for a specific application. These configurations can be run in parallel to test many different quality criteria of Web content. StarSweeper enables the quality assurance team to subscribe to specific tests and automatically emails each subscriber with the results of the test.

Roundtable Total Software Management System is offered for Progress Software and is sold exclusively by Progress. Roundtable is a comprehensive repository-based Total Software Management System designed for and implemented for Progress customers. Roundtable integrates with the Progress development environment seamlessly and provides programmers, quality assurance staff and managers with a wide range of powerful tools to develop and manage the deployment of higher quality software applications more predictably and at a lower cost.

The Premia Product Line provides software development products that enable developers to improve their knowledge of source code and thus become more productive. Premia products allow developers to quickly predict source code complexity before they write the code, have assistance and help while writing it, and better understand, analyze and navigate code after it has been written. The product line includes:

CodeWright provides an integrated development environment supporting such leading languages as Microsoft Visual Studio. The powerful editing system provides a consistent, customizable user interface across several different languages and external products helping to reduce learning curves and accommodating work styles and preferences.

DocWright automatically creates organized Web-based documentation for C and C++ source code. It analyzes the code to produce a detailed roadmap showing implementation details and class hierarchy charts. Complex relationships and dependencies can be clearly defined.

SpyWright delivers the functionality of a source code browser for Microsoft Foundation Class applications. SpyWright identifies all class names for a selected window and presents the information in a graphical hierarchy.

SERVICES

We provide technical support and training services to our customers, and provide consulting services designed to assist our customers in using our software to develop eBusiness applications. By offering the complete solution encompassing both product and services, we believe we can improve the success of our customers. We intend to continue to broaden the scope of our services and implementation practice.

Technical Support and Maintenance

We provide post-sale customer support directly through our own technical support engineers, who handle support calls by telephone and e-mail. We offer annual maintenance contracts, which entitle our customers to full telephone support service and software maintenance releases. We also provide our customers with access to technical support services by e-mail and over the Internet.

Consulting

We offer consulting services to our customers, OEMs, value added resellers and system integrators to assist them in designing and deploying our applications tailored to meet their particular eBusiness application needs. Consulting services are usually offered on a time and materials basis.

Training

We provide training services at our own location as well as at the facilities of our customers, value added resellers and system integrators worldwide. We believe our training helps to increase customer satisfaction while enhancing our ability to make additional sales to our existing customer base. Customers typically pay for training services on a fixed fee basis.

SALES AND MARKETING

We license and sell our product and services through a direct corporate sales organization that currently is predominantly telephone based. Regional sales managers, who are in the field, and sales engineers, who provide pre-sales technical support, complement this centralized group. Indirect sales channels, consisting of our distributors, systems integrators, original equipment manufacturers and value added resellers, enhance our sales efforts.

We have a base of over 1,300 existing customers who use our products for the development and management of traditional software applications, for extending their traditional applications onto the Web or building new eBusiness applications. We have the opportunity to leverage our existing customer base by selling more of our product to the Web team, and by selling new Web specific products such as our Web quality control offering. We have the opportunity to leverage our existing customer base by selling our recent additions to the Starbase family of products (StarTeam Web Edition, StarTeam Web Approval, StarFlow, StarSync and StarEstimator) and by selling more of our product to the extended Web team. Our recent acquisition of Premia Corporation adds direct sales personnel and gives us the opportunity to sell into their existing customer base of more than 20,000 organizations.

We have also developed indirect sales channels through value-added resellers, system integrators and consultants. In addition, we have established OEM relationships with software vendors that include our technology in their private label products. Our partnering programs are targeted at leading eBusiness infrastructure vendors in the areas of content creation, application servers, customer relationship management, document management and wireless/handheld devices. We believe that these relationships should provide additional distribution channels and increased awareness of our solutions, while enabling us to further our products' functionality. Our program for consulting, systems integrator and value added reseller partners is known as the eCycle Technology Alliance, or eTEAM. These partners will work with us to deliver integration, vertical market applications, consulting, training and project management solutions to customers.

Our international distributor program is targeted to a wide variety of dealers/distributors. Annual targets, discounts, territorial coverage and overall commitment vary by category and geographical region. We currently have a distributor network that covers 16 countries throughout the world.

We focus our marketing efforts on educating potential customers, generating new sales opportunities, supporting our various distributors and partners and creating market awareness of our products and services. We conduct a variety of programs to educate our target market including print advertising, Web and direct seminars, conferences and trade shows, Web and direct mail campaigns, industry and partner user group speaking engagements, public relations including press and industry analysts. Our target audience, which has primarily been the traditional software developer and manager, has shifted to include a much broader audience ranging from business executives, sales and marketing personnel, to graphic designers and webmasters. Our marketing strategy now includes initiatives to increase our presence and visibility in both the Web and business community. Such initiatives include Internet and portal focused trade shows and conferences, advertisements in business and Web journals, and editorial coverage by these journals.

RESEARCH AND DEVELOPMENT

We believe that strong research and product development efforts are essential to enhancing our core technologies and developing additional products. We have made substantial investments in research and development through both internal development and technology acquisitions. We are focused on developing and enhancing our products for eBusiness applications and the production of Web sites for eCollaboration solutions. Our research and development efforts are focused on expanding our support for Extensible Markup Language or XML, additional digital platforms such as hand-held mobile devices and a broader range of digital devices. Our research and development expenses were $2.8 million, $4.4 million and $4.6 million for the years ended March 31, 1998, 1999, and 2000.

COMPETITION

The market for code and content management solutions is highly competitive and constantly evolving. In this market, new products are frequently introduced and existing products are often enhanced. We expect competition to increase and intensify in the future. We have two primary sources of competition:

- vendors of software that address content-based development, such as Interwoven and Vignette; and

- vendors of software that address code-based development, such as Rational Software, MERANT, Mortice Kern Systems, Inc., Continuus Software Corp. and Microsoft.

In addition, many of our current and potential customers have engaged in development efforts of their own software to manage their code and content.

We believe there are many competitive factors in the marketplace including:

-       the ability to manage both code and content;

-       the quality, security and reliability of the software product;

- the ability of a geographically diverse team to collaborate on a project;

-       the ability to operate on many platforms; and

-       the ability to adhere to emerging industry standards.

We believe our products compete favorably with respect to these factors.

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their own products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

PROPRIETARY RIGHTS

Our success is heavily dependent upon our proprietary software technology. We currently have two patent applications pending with the United States Patent and Trademark Office and rely upon a combination of copyright, trademark and trade secret laws, as well as license, proprietary rights, non-disclosure and other contractual agreements to protect the proprietary rights to our technology. We generally enter into proprietary information and inventions agreements with our employees. We also routinely limit access to our software, documentation and other proprietary information. There can be no assurance that the steps taken by us will prevent misappropriation of our technology. In addition, such protections may not preclude competitors from developing products with features similar to our products. Although we believe our products will not infringe upon the proprietary rights of third parties, there can be no assurance that infringement claims will not be brought against us in the future. Any such claims could result in costly litigation or have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

As of March 31, 2000, we had 161 full-time employees. Of these employees, 52 were in Research and Development, 26 were in Administration and 83 were in Sales and Marketing. Our workforce is not unionized and our management believes that our relations with its employees are good.

ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, support, and research and development is currently located in approximately 21,000 square feet of space in Santa Ana, California, under a lease that expires in September 2003. We also lease 16,000 square feet in Beaverton, Oregon, under a lease that expires in March 2002, that was assumed in the acquisition of Premia Corporation.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

(a) Our common stock trades on the NASDAQ Stock Market under the symbol "SBAS". The following table sets out the high and low closing sales prices of our common stock for period indicated.

                                                                HIGH        LOW
                                                               ------      -----
FISCAL YEAR 1999
  Quarter Ended June 30, 1998                                  $ 3.41      $1.47
  Quarter Ended September 30, 1998                             $ 2.13      $0.66
  Quarter Ended December 31, 1998                              $ 1.25      $0.59
  Quarter Ended March 31, 1999                                 $ 2.50      $0.62

FISCAL YEAR 2000
  Quarter Ended June 30, 1999                                  $ 3.38      $1.50
  Quarter Ended September 30, 1999                             $ 2.97      $1.78
  Quarter Ended December 31, 1999                              $15.13      $1.19
  Quarter Ended March 31, 2000                                 $17.13      $8.50

As of March 31, 2000, based on information received from the transfer agent of our common stock, the number of stockholders of record was 682. We believe that there are approximately 31,000 stockholders of our common stock held in street name.

We have never declared a cash dividend on our common stock or preferred stock. The Board of Directors presently intends to retain all earnings for use in our business and therefore does not anticipate paying any cash dividends on our common stock in the foreseeable future. Payment of dividends on Common Stock, if any, would be subject to the discretion of the Board of Directors, which may consider factors such as our results of operations, financial condition, capital needs and acquisition strategy, among others. In addition, under the corporate law of Delaware, we are prohibited from paying dividends except out of our surplus (retained earnings) or, if there is no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. At March 31, 2000, our balance sheet reflected an accumulated deficit of $58,305,000.

(b) In March 2000, we issued an aggregate of 1,869,159 shares of our common stock to the former stockholders of Premia Corporation in connection of acquisition of Premia Corporation.

In January 2000, we issued an aggregate of 105,126 shares of our common stock in lieu of late fees to the investors associated with our private placement of common stock in July 1999.

ITEM 6. SELECTED FINANCIAL DATA

Our statements of operations data for the years ended March 31, 1999 and 2000, and the balance sheet data as of March 31, 1999 and 2000, have been derived from our financial statements which have been audited by Deloitte & Touche LLP, independent auditors and are included herein. Our statement of operations data for the year ended March 31, 1996, 1997, and 1998 and the balance sheet data as of March 31, 1996, 1997, and 1998, have been derived from our financial statements for those periods which have been audited by PricewaterhouseCoopers LLP, independent accountants. The information set forth below in not necessarily indicative of the results of future operations and should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this Report.


                                                                        YEAR ENDED MARCH 31,
                                                  1996           1997           1998           1999              2000 (1)
                                                --------       --------       --------       --------          --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
   License                                      $    491       $    968       $  1,863       $  5,964          $ 14,486
   Service                                           500             71            276            868             3,046
                                                --------       --------       --------       --------          --------
      Total revenues                                 991          1,039          2,139          6,832            17,532

Cost of revenues:
   License                                            82             96            162            508             1,136
   Service                                           624              -              -              -             1,480
                                                --------       --------       --------       --------          --------
      Total cost of revenues                         706             96            162            508             2,616
                                                --------       --------       --------       --------          --------
Gross margin                                         285            943          1,977          6,324            14,916

Operating expenses:
   Research and development                        2,466          1,791          2,762          4,437             4,552
   Sales and marketing                             1,817          2,969          3,423          7,638             9,097
   General and administrative                      1,942          2,081          1,947          2,963             4,527
   In-process research and development                 -              -              -              -             2,130
   Amortization of intangibles                         -              -              -              -               377
                                                --------       --------       --------       --------          --------
      Total operating expenses                     6,225          6,841          8,132         15,038            20,683
                                                --------       --------       --------       --------          --------
Operating loss                                    (5,940)        (5,898)        (6,155)        (8,714)           (5,767)

Other income (expense), net                           48            198           (877)            32                50
                                                --------       --------       --------       --------          --------
Loss before income taxes                          (5,892)        (5,700)        (7,032)        (8,682)           (5,717)
Provision for income taxes                             1              3              1              1                 1
                                                --------       --------       --------       --------          --------
Net loss                                          (5,893)        (5,703)        (7,033)        (8,683)           (5,718)
Non-cash dividend and accretion of
   beneficial conversion feature                   3,635          1,096          2,832          1,277               549
                                                --------       --------       --------       --------          --------
Net loss applicable to common stockholders      $ (9,528)      $ (6,799)      $ (9,865)      $ (9,960)         $ (6,267)
                                                ========       ========       ========       ========          ========
Basic and diluted net loss per share            $  (1.64)      $  (0.62)      $  (0.70)      $  (0.49)         $  (0.19)

Basic and diluted weighted average number
  of common shares outstanding                     5,825         10,938         14,126         20,526            33,412


                                                         MARCH 31,
                                ------------------------------------------------------------
                                  1996          1997         1998         1999         2000
                                -------       -------      -------      -------      -------
BALANCE SHEET DATA:                                     (IN THOUSANDS)
Cash and cash equivalents       $ 1,252       $ 2,722      $ 4,167      $ 1,363      $11,448
Working capital                    (536)        2,384        3,632        2,308       11,429
Total assets                      2,173         3,876        5,682        6,605       42,213
Long-term liabilities               153             -           38          116          584
Total stockholders' equity           68         2,991        4,430        4,462       34,270

-------

(1) See Note 9 to the Notes of the Financial Statements for information regarding the Premia acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of total revenues for the years ended March 31, 1998, 1999, and 2000.

                                                                 YEAR ENDED MARCH 31,
                                                         ----------------------------------
                                                           1998          1999          2000
                                                         ------        ------        ------
Revenues:
   License                                                 87.1%         87.3%         82.6%
   Service                                                 12.9          12.7          17.4
                                                         ------        ------        ------

      Total revenues                                      100.0         100.0         100.0

Cost of revenues:
   License                                                  7.6           7.4           6.5
   Service                                                    -             -           8.4
                                                         ------        ------        ------

      Total cost of revenues                                7.6           7.4          14.9
                                                         ------        ------        ------

Gross profit                                               92.4          92.6          85.1

Operating expenses:
   Research and development                               129.1          64.9          26.0
   Sales and marketing                                    160.1         111.8          51.9
   General and administrative                              91.0          43.4          25.8
   In-process research and development                        -             -          12.1
   Amortization of intangibles                                -             -           2.2
                                                         ------        ------        ------

      Total operating expenses                            380.2         220.1         118.0
                                                         ------        ------        ------

Loss from operations                                     (287.8)       (127.5)        (32.9)

Other income (expense), net                               (41.0)          0.4           1.7
Equity in loss of investee                                    -             -          (1.4)
                                                         ------        ------        ------

Loss before income taxes                                 (328.8)       (127.1)        (32.6)
Provision for income taxes                                  0.0           0.0           0.0
                                                         ------        ------        ------

Net loss                                                 (328.8)       (127.1)        (32.6)
Non-cash dividend and accretion of beneficial
   conversion feature                                     132.4          18.7           3.1
                                                         ------        ------        ------

Net loss applicable to common stockholders               (461.2)%      (145.7)%       (35.7)%
                                                         ======        ======        ======


Years Ended March 31, 1998, 1999 and 2000

REVENUES

Revenues were $2.1 million, $6.8 million and $17.5 million for 1998, 1999 and 2000, respectively, representing increases of $4.7 million, or 219.4% from 1998 to 1999 and $10.7 million, or 157.4% from 1999 to 2000. One customer accounted for 18%, 10% and 11% of total revenues for 1998, 1999 and 2000, respectively. International revenues accounted for less than 10% of total revenues in 1998, 1999 and 2000.

Licenses - Licenses were $1.9 million, $6.0 million and $14.5 million in 1998, 1999 and 2000, respectively, representing increases of $4.1 million or 220.1% from 1998 to 1999, and $8.5 million or 141.7% from 1999 to 2000. Licenses represented 87.1%, 87.3% and 82.6% of total revenues in 1998, 1999 and 2000, respectively. The increase in licenses from 1998 to 1999 was due to both an increase in our sales and marketing organization of 10 people along with the release of StarTeam 4.0 in February 1999. The increase in licenses from 1999 to 2000 was due to an increase in our sales and marketing organization of 20 people.

Services - Services were $276,000, $868,000, and $3.0 million in 1998, 1999 and 2000, respectively, representing increases of $592,000 or 214.5% from 1998 to 1999, and $2.2 million or 250.9% from 1999 to 2000. Services represented 12.9%, 12.7% and 17.4% of total revenues in 1998, 1999, and 2000, respectively. The increase in services reflects the increase in the number of software licenses sold with maintenance agreements.

COST OF REVENUES

Cost of revenues consists primarily of manufacturing and related costs such as media, documentation, and product assembly. We outsource manufacturing for all software products. Cost of licenses was $162,000, $508,000 and $1.1 million in 1998, 1999, and 2000, respectively, representing an increase of $346,000 or 213.6% from 1998 to 1999, and $600,000 or 123.6% from 1999 to 2000. Cost of licenses as a percentage of license revenue was 8.7%, 8.5%, and 7.8% for 1998, 1999 and 2000, respectively. The decrease in percentage from 1999 to 2000 was due to the elimination of a royalty bearing component of our product. Cost of license for 2000 includes the amortization of developed technology associated with the Premia acquisition. See Note 9 of the Notes to the Financial Statements for more information concerning the purchase price allocation associated with the Premia acquisition. Cost of service was $1.5 million for 2000 and consists of costs associated with performing training and consulting services. There was no cost of service for 1998 and 1999.

OPERATING EXPENSES

Research and Development - Research and development expenses were $2.8 million, $4.4 million and $4.6 million in 1998, 1999 and 2000, respectively, representing increases of $1.7 million, or 60.6% from 1998 to 1999, and $200,000 or 4.5% from 1999 to 2000. The increases for these periods were primarily related to an increase of 9 people from 1998 to 1999 in the number of software developers and quality assurance personnel, along with the cost of hiring outside contractors to support product development activities.

Sales and marketing - Sales and marketing expenses were $3.4 million, $7.6 million and $9.1 million in 1998, 1999 and 2000, respectively, representing increases of $4.2 million, or 123.5%, from 1998 to 1999, and $1.5 million, or 19.7% from 1999 to 2000. The increases for these periods were primarily related to the increase in salaries and related expenses incurred in building the sales and marketing staff.

General and administrative - General and administrative expenses were $1.9 million, $3.0 million and $4.5 million in 1998, 1999 and 2000, respectively, representing increases of $1.1 million, or 57.9%, from 1998 to 1999, and $1.5 million, or 50.0%, from 1999 to 2000. The increases for these periods were primarily related to the increase in salaries and related expenses incurred in building our infrastructure.

In-process research and development - In-process research and development was $2.1 million for 2000. The valuation of in-process research and development projects, associated with the Premia acquisition, was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects. New project developments underway at Premia at the time of the acquisition included, among other things, CodeWright 6.5, CodeWright 7.0, DocWright 4.5 and TrackWright 1.0. The Company estimated that the percent completion of these projects at the date of acquisition was 89%, 57%, 55% and 69% respectively, and that the cost to complete these projects will aggregate approximately $1.1 million and will be incurred over a two-year period. There was no in-process research and development in 1998 and 1999.

Amortization of intangibles - Amortization of intangibles was $373,000 for 2000. This included amortization of goodwill, customer list and assembled workforce associated with the Premia acquisition. See Note 9 to the Notes of the Financial Statements for more information concerning the purchase price allocation associated with the Premia acquisition. There was no amortization of intangibles in 1998 and 1999.

Other income (expense), net - Other income (expense), net was $(877,000) in 1998, $32,000 in 1999, and $300,000 in 2000 representing an increase of $909,000 from 1998 to 1999, and an increase of $277,000 from 1999 to 2000. The expense in 1998 was a non-cash interest charge recorded for the conversion benefit applicable to the 6% convertible debentures issued in August and September 1997. Other income (expense), net in 2000 includes an equity in loss from investee of $250,000 which is our portion, 47%, of the operating results of OpenAvenue Inc. limited to the total amount invested, $250,000.

Provision for income taxes - We have incurred minimal income taxes in 1998, 1999 and 2000 due to our cumulative losses. As of March 31, 2000, we have a net operating loss ("NOL") carryforwards of approximately $42 million and $23 million for federal and state income tax purposes. The NOL carryforwards are available to offset future taxable income at varying amounts through the year 2020. At March 31, 2000, a 100% valuation allowance has been provided on the net deferred tax assets since we cannot determine that such are "more likely than not" to be realized.

Net loss applicable to common stockholders - Net loss applicable to common stockholders for the year ended March 31, 1998 was $9.9 million, consisting of our net loss for the year of $7.1 million and $2.8 million of non-cash dividend and accretion of the beneficial conversion feature of preferred stock. Net loss applicable to common stockholders for the year ended March 31, 1999 was $10.0 million, consisting of our net loss of $8.7 million and $1.3 million of non-cash dividend and accretion of the beneficial conversion feature of preferred stock. Net loss applicable to common stockholders for the year ended March 31, 2000 was $6.3 million, consisting of our net loss for the year of $5.8 million and $549,000 of non-cash dividend and accretion of the beneficial conversion feature of preferred stock.

INFLATION

Inflation has not had a significant effect on our results of operations or financial position for the years ended March 31, 1998, 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business, to date, primarily from the issuance of equity securities. Cash and cash equivalents as of March 31, 2000 were $11.4 million. At March 31, 2000 we had working capital of $11.4 million.

Years Ended March 31, 1999 and 2000

Net cash used in operating activities was $9.6 million and $1.5 million in 1999 and 2000, respectively. The decrease was primarily due to a decreased loss from operations of $3.0 million, an increase in deferred revenue of $2.3 million resulting from increased sales, and the write-off of in-process research and development associated with the Premia acquisition of $2.1 million.

Net cash provided by (used in) investing activities was $(718,000) and $498,000 in 1999 and 2000, respectively. The increase in cash provided in investing activities in 2000 was due to proceeds from available-for-sale securities acquired with the Premia acquisition of $1.1 million.

Net cash provided from financing activities was $7.5 million and $11.0 million in 1999 and 2000, respectively. In 1999, we raised $7.1 million from the sale of preferred stock. In 2000, we raised $4.2 million from the sale of common stock, $2.0 million from the exercise of stock options and $5.5 million from the exercise of warrants.

Our management believes that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next twelve months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms or at all.

We warrant our products against defects for 90 days and have a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. We have reserved approximately $202,000 at March 31, 2000 for future returns and other collection issues.

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

We have experienced no disruptions or problems regarding the year 2000 changeover. As part of our year 2000 plan, prior to January 1, 2000, we tested and sampled internal systems consisting primarily of desktop and network computers, and third-party software utilized in our day-to-day. All sampling and tested completed by January 1, 2000, indicated all systems were operating as normal. As of the date of the filing of this document, all of our internal hardware and software continue to operate as normal and to-date, all vendors utilized by us in our daily operations are operating normally and have not indicated any year 2000 anomalies.

We still continue to monitor and oversee all internal operations and to be in contact with our vendors regarding the upcoming dates, which are identified as presenting potential year 2000 issues. Based upon the successful transition through the January 1, 2000 rollover period, we do not anticipate any problems to materialize.

Our expenditures for the year 2000 effort were not material and we do not expect to incur any material costs over the next few months in regards to year 2000.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2002. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and the effect of adopting SFAS No. 133 is not presently determinable.

RISK FACTORS

Our business is subject to a variety of risks and special considerations. As a result, our prospective investors should carefully consider the risks described below and the other information in this document before deciding to invest in the shares.

Our business, financial condition and results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading price of our common stock could decline, and you could lose all or part of your investment.

OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

Our revenues and operating results for any quarter are not necessarily indicative of results to be expected in future periods. We expect our common stock price to vary with our operating results and, consequently, any adverse fluctuations in our operating results could have an adverse effect on our stock price. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

- the size and timing of customer orders and the recognition of revenue from those orders;

-       changes in budgets or purchasing patterns of our customers;

- increased pricing pressure from competitors in the software and Internet industries;

- the introduction and market acceptance of new technologies and standards;

- the integration of people, operations, and products from acquired businesses and technologies;

-       changes in operating expenses and personnel; and

- changes in general and specific economic conditions in the software and Internet industries.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES

Since our inception, we have had a history of losses and as of March 31, 2000, we had an accumulated deficit of $58,305,000. Further, our cash requirements to run our business have been and will continue to be significant. In the past, we have had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

- there is market acceptance of commercial services utilizing our products;

- our competitors announce and develop competing products or significantly lower their prices; and

-       our customers promote our product.

We may not be able to achieve our goals and become profitable.

WE RELY HEAVILY ON SALES OF STARTEAM AND IF IT DOES NOT SUSTAIN OR INCREASE MARKET ACCEPTANCE, WE ARE LIKELY TO EXPERIENCE LARGER LOSSES

For the year ended March 31, 2000, we generated 86% of our total revenues and 91% of our licensing revenues from licenses of our StarTeam product line. We believe that revenues generated from StarTeam will continue to account for a large percentage of our revenues for the foreseeable future. A decline in the price of, or demand for, StarTeam would have a material adverse effect on our business, operating results and financial condition. The following events may reduce the demand for StarTeam:

-       competition from other products;

- flaws in our software products or incompatibility with third-party hardware or software products;

-       negative publicity or evaluation of our company; or

- obsolescence of the hardware platforms or software environments in which our systems run.

In addition, our future financial performance will depend upon successfully developing and selling enhanced versions of StarTeam. If we fail to deliver product enhancements or new products for our customers it will be difficult for us to succeed.

WE FACE INTENSE COMPETITION FOR EBUSINESS SOFTWARE, WHICH COULD MAKE IT DIFFICULT TO ACQUIRE AND RETAIN CUSTOMERS

The eBusiness software market is intensely competitive and rapidly evolving. Our customer's requirements and the technology available to satisfy those requirements continually change. We expect competition to intensify in the future. Our principal competitors include in-house development efforts by potential customers or partners, vendors of code management software, and vendors of content management software. Many of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our software. If we fail to compete successfully against current or future competitors, we could lose customers and our business, operating results and financial condition would suffer.

THE SALES CYCLE FOR OUR PRODUCTS CAN BE LONG AND MAY HARM OUR OPERATING RESULTS

The period of time between initial customer contact and an actual sales order may span several months. This long sales cycle increases the risk that we will not forecast our revenue accurately and adjust our expenditures accordingly. The longer the sales cycle, the more likely a customer is to decide not to purchase our products or to scale down its order of our products for various reasons, including changes in our customers' budgets and purchasing priorities and actions by competitors, including introduction of new products and price reductions. In addition, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our products, which may cause additional delays during the evaluation process.

WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL, WHICH IS PARTICULARLY DIFFICULT FOR US BECAUSE WE COMPETE WITH OTHER SOFTWARE COMPANIES WHERE COMPETITION FOR PERSONNEL IS EXTREMELY INTENSE

Our success depends on our ability to attract and retain qualified, experienced employees. We compete in a relatively new market and there are a limited number of people who have acquired the skills needed to provide the services that our clients demand. We compete for experienced engineering, sales and consulting personnel with Internet professional services firms, software vendors, consulting firms and professional services companies. Since we may issue options as compensation to recruit employees, the volatility of the market price of our common stock may make it difficult for us to attract and retain highly qualified employees.

In addition, our customers that license our software generally engage our professional services organization to assist with support, training, consulting and implementation of their Web solutions. While we have recently established relationships with some third-party service providers, we continue to be the primary provider of these services. Competition for qualified services personnel with the appropriate Internet specific knowledge is intense. We could also experience deterioration in service levels or decreased customer satisfaction. Any of these events could disrupt our business and have a materially adverse effect on our business, operating results and financial condition.

IF WE DO NOT DEVELOP OUR INDIRECT SALES CHANNEL, OUR REVENUES MAY DECLINE

Domestic and international resellers and original equipment manufacturers may be able to reach new customers more quickly or more effectively than our direct sales force. Although we are currently investing and plan to continue to invest significant resources to develop these indirect sales channels, we may not succeed in establishing a channel that can market our products effectively and provide timely and cost-effective customer support and services. In addition, we may not be able to manage conflicts across our various sales channels, and our focus on increasing sales through our indirect channel may divert management resources and attention from our direct sales efforts.

IF WE DO NOT CONTINUE TO RECEIVE REPEAT BUSINESS FROM EXISTING CUSTOMERS, OUR REVENUE WILL SUFFER

We generate a significant amount of our software license revenues from existing customers. Most of our current customers initially purchase a limited number of licenses as they implement and adopt our products. Even if the customer successfully uses our products, customers may not purchase additional licenses to expand the use of our products. Purchases of expanded licenses by these customers will depend on their success in deploying our products, their satisfaction with our products and support services and their use of competitive alternatives. A customer's decision to widely deploy our products and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our products or services. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require the functionality of our new products and may decide not to license these products.

OUR PRODUCTS COULD BECOME OBSOLETE IF WE ARE UNABLE TO ADAPT TO THE RAPID CHANGES IN THE EBUSINESS MARKET

Rapidly changing Internet technology and standards may impede market acceptance of our products. The continued success of our products will require us to develop and introduce new technologies and to offer functionality that we do not currently provide. We may not be able to quickly adapt our products to new Internet technology. If Internet technologies emerge that are incompatible with StarTeam or other new Internet products that we develop, our products may become obsolete and existing and potential new customers may seek alternatives. The following factors characterize the markets for our products:

-       rapid technological advances;

-       evolving industry standards, including operating systems;

-       changes in end-user requirements; and

-       frequent new product introductions and enhancements.

To succeed, we will need to enhance our current products and develop new products on a timely basis to stay current with developments related to Internet technology and to satisfy the increasingly sophisticated requirements of our customers. Internet commerce technology, particularly eBusiness software technology, is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could cause us to lose market share and have a material adverse effect on our business, operating results and financial condition.

IF WE FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS, THE MARKET ACCEPTANCE OF OUR PRODUCTS AND OUR FINANCIAL PERFORMANCE MAY SUFFER

To offer products and services to a larger customer base our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales will be harmed. We would also lose anticipated customer introductions and co-marketing benefits. In addition, our strategic partners may not regard us as significant for their own businesses. Therefore, they could reduce their commitment to us or terminate their relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products and services. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE OUR RECENT ACQUISITION OF PREMIA CORPORATION

We acquired Premia Corporation on March 8, 2000. The success of this acquisition will depend on our ability to:

-       successfully integrate and manage Premia's technology and operations;

-       retain Premia's software developers;

- develop and market new products and enhance existing products based on Premia's technology; and o retain Premia's customer base.

Our failure to successfully address the risks associated with our acquisition of Premia could hurt our ability to develop and market products based on Premia's technology.

WE MAY ACQUIRE ADDITIONAL TECHNOLOGIES OR COMPANIES IN THE FUTURE AND THESE ACQUISITIONS COULD RESULT IN DILUTION TO OUR STOCKHOLDERS AND/OR DISRUPT OUR BUSINESS

We may acquire additional technologies or companies in the future through a merger, acquisition, joint venture or other structure. We may not be able to identify, acquire, profitably manage or successfully integrate any acquired business without substantial expense, delay or other operational or financial problems. Entering into an acquisition entails many risks, including:

-       diversion of management's attention from other business concerns;

-       failure to integrate and manage the combined company's business;

- potential loss of key employees, including software developers and other information technology, or IT, professionals, from either our business or an acquired business;

- dilution to our existing stockholders as a result of issuing common stock or other securities; and

-       assumption of liabilities of an acquired company.

Any of these risks could significantly harm our business, operating results or financial condition or result in dilution to our stockholders. Except for the proposed merger with ObjectShare, we have no current agreements with respect to any future acquisitions.

WE HAVE LIMITED EXPERIENCE CONDUCTING OPERATIONS INTERNATIONALLY, WHICH MAY MAKE OVERSEAS EXPANSION MORE DIFFICULT AND COSTLY

To date, we have derived most of our revenues from sales to North American customers. We plan to expand our international operations in the future. There are many barriers and risks to competing successfully in the international marketplace, including:

-       costs of customizing products for foreign countries;

-       foreign currency risks;

-       dependence on local vendors;

- compliance with multiple, conflicting and changing governmental laws and regulations;

-       longer sales cycles; and

-       import and export restrictions and tariffs.

As a result of these competitive barriers to entry and risks, we cannot assure you that we will be able to successfully market, sell and deliver our products and services in international markets.

WE MAY FAIL TO EFFECTIVELY MANAGE AND SUPPORT OUR ANTICIPATED GROWTH IN
OPERATIONS

To succeed in the implementation of our business strategy, we must rapidly execute our sales strategy, further develop and enhance products and expand our service capabilities. To manage anticipated growth resulting from this strategy, we must:

- continue to implement and improve our operational, financial and management information systems;

-       hire, train and retain qualified personnel;

-       continue to expand and upgrade core technologies; and

- effectively manage multiple relationships with our customers, applications developers and other third parties.

If we fail to manage and support our growth as planned, our business strategy and the anticipated growth in revenues and our profitability may not be achieved.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS

Our success depends significantly on our ability to protect our proprietary technologies. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services to our detriment. We rely on a combination of trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means provide only limited protection.

OUR PRODUCTS USE TECHNOLOGY THAT MAY INFRINGE ON THE PROPRIETARY RIGHTS OF THIRD PARTIES, WHICH MAY EXPOSE US TO LITIGATION AND OTHER COSTS

As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. For example, we inadvertently may be infringing a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware, which will cause us to be infringing such patent when it issues in the future. To address any patent infringement claims, we may have to enter into royalty or licensing agreements on commercial terms that are not favorable to us. A successful claim of product infringement against us, or our failure to license the infringed or similar technology, may cause us to delay or cancel shipment of our products or result in significant costs. This could hurt our revenues and profitability and result in a material adverse effect on our business, operating results and financial condition. In addition, any infringement claims, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from administering our core business.

OUR FAILURE TO DELIVER DEFECT-FREE SOFTWARE COULD RESULT IN GREATER LOSSES AND HARMFUL PUBLICITY

Our software products are complex and may contain defects or failures. Moreover, third parties may develop and spread computer viruses that may damage the functionality of our software products. Any of these events may result in delayed or lost revenues, loss of market share, failure to achieve market acceptance, reduced customer satisfaction, diversion of development resources, product liability or warranty claims against us, and damage to our reputation. Although we maintain liability insurance, this insurance coverage may not be adequate to cover losses from claims against us. Further, defending a product liability lawsuit, regardless of its merits, could harm our business because it entails substantial expense and diverts the time and attention of key management personnel.

OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF THE INTERNET FOR EBUSINESS

Our future success depends heavily on the Internet being accepted and widely used for commerce. If Internet commerce does not continue to grow or grows more slowly than expected, our business, operating results and financial condition would be materially adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies or insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. Enterprises that have already invested substantial resources in other methods of conducting eBusiness may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Any of these factors could inhibit the growth of eBusiness solutions and in particular the market's acceptance of our products and services. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

THERE IS SUBSTANTIAL RISK THAT FUTURE REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS BY LIMITING THE GROWTH OF INTERNET COMMERCE

As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt new legislation or regulations covering issues such as user privacy, pricing, content and quality of products and services. If enacted, these laws, rules or regulations could directly or indirectly harm us to the extent that they impact our business, customers and potential customers. We cannot predict if or how any future legislation or regulations would impact our business. Although many of these regulations may not apply to our business directly, we expect that laws regulating or affecting commerce on the Internet could indirectly harm our business.

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

We expect cash on hand, cash equivalents, our line of credit and cash from future operations to meet our current working capital and capital expenditure needs. We may need to raise additional funds for other purposes and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. If we cannot raise necessary funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could have a material adverse effect on our business, operating results and financial condition.

ITEM 8. FINANCIAL STATEMENTS

Financial Statements of StarBase Corporation:

Independent Auditors' Report                                                      23

Report of Independent Accountants                                                 24

Balance Sheets at March 31, 2000 and 1999                                         25

Statements of Operations for the years ended March 31, 2000, 1999 and 1998        26

Statements of Comprehensive Operations for the years ended March 31, 2000,
1999 and 1998                                                                     27

Statements of Cash Flows for the years ended March 31, 2000, 1999 and 1998        28

Statements of Stockholders' Equity for the years ended March 31, 2000,
1999 and 1998                                                                     30

Notes to Financial Statements                                                     31

INDEPENDENT AUDITORS' REPORT



To The Board of Directors and
Stockholders of StarBase Corporation:

We have audited the accompanying balance sheets of StarBase Corporation (the Company) as of March 31, 2000 and 1999, and the related statements of operations, comprehensive operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of StarBase Corporation at March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP

Costa Mesa, California
June 27, 2000

REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and
Stockholders of StarBase Corporation

In our opinion, the accompanying statements of operations, of comprehensive operations, of cash flows and of stockholders' equity as of and for the year ended March 31, 1998 present fairly, in all material respects, results of operations and cash flows of StarBase Corporation for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. The Company is currently in the process of negotiating additional financing and believes that the proceeds from the sale of debt and equity securities will be sufficient to allow the Company to conduct its operations through the end of the next year. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have not audited the financial statements of StarBase Corporation for any period subsequent to March 31, 1998.



PricewaterhouseCoopers LLP

Costa Mesa, California
June 26, 1998

                              STARBASE CORPORATION
                                 BALANCE SHEETS
                        (in thousands, except share data)

                                                                              March 31,       March 31,
                                                                                 2000           1999
                                                                               --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $ 11,448       $  1,363
  Restricted cash                                                                    39             39
  Marketable securities                                                              11            121
  Accounts receivable, net of allowances of $202 (2000) and $155 (1999)           6,696          2,528
  Notes and other receivables, net of allowance of $707 (2000)                       26              9
  Prepaid expenses and other assets                                                 568            265
                                                                               --------       --------

    Total current assets                                                         18,788          4,325

Property and equipment, net                                                       1,526            987
Intangible assets, net                                                           21,074            971
Note receivable from officer                                                         99             94
Long-term restricted cash                                                            39             79
Other non-current assets                                                            687            149
                                                                               --------       --------

Total assets                                                                   $ 42,213       $  6,605
                                                                               ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $  1,358       $    640
  Accrued compensation                                                            1,475            493
  Other accrued liabilities                                                         390            131
  Deferred revenue                                                                4,017            658
  Current portion of long-term obligations                                          119             95
                                                                               --------       --------

    Total current liabilities                                                     7,359          2,017

Long-term liabilities:
  Long-term obligations, less current portion                                        49            116
  Long-term deferred revenue                                                        535              -
  Other long-term liabilities                                                         -             10
                                                                               --------       --------

    Total long-term liabilities                                                     584            126
                                                                               --------       --------

    Total liabilities                                                             7,943          2,143

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized, none and
    558,993 shares issued and outstanding at March 31, 2000 and 1999;
    liquidation preference of $4,916 (March 31, 1999)                                 -              6
  Common stock, $.01 par value; 80,000,000 shares authorized, 44,315,610
    and 28,636,362 issued and outstanding at March 31, 2000 and 1999                443            286
  Additional paid-in capital                                                     92,242         56,208
  Accumulated deficit                                                           (58,305)       (52,038)
  Accumulated other comprehensive loss                                             (110)             -
                                                                               --------       --------

    Net stockholders' equity                                                     34,270          4,462
                                                                               --------       --------

Total liabilities and stockholders' equity                                     $ 42,213       $  6,605
                                                                               ========       ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                 Years ended March 31,
                                                        --------------------------------------
                                                           2000           1999           1998
                                                        --------       --------       --------
Revenues:
  License                                               $ 14,486       $  5,964       $  1,863
  Service                                                  3,046            868            276
                                                        --------       --------       --------

    Total revenues                                        17,532          6,832          2,139

Cost of Revenues:
  License                                                  1,136            508            162
  Service                                                  1,480              -              -
                                                        --------       --------       --------

    Total cost of revenues                                 2,616            508            162
                                                        --------       --------       --------

Gross margin                                              14,916          6,324          1,977

Operating Expenses:
  Research and development                                 4,552          4,437          2,762
  Sales and marketing                                      9,097          7,638          3,423
  General and administrative                               4,527          2,963          1,947
  In-process research and development                      2,130              -              -
  Amortization of intangibles                                377              -              -
                                                        --------       --------       --------

    Total operating expenses                              20,683         15,038          8,132
                                                        --------       --------       --------

  Operating loss                                          (5,767)        (8,714)        (6,155)

  Interest and other income (loss)                           300             32           (877)
  Equity in loss of investee                                (250)             -              -
                                                        --------       --------       --------

Loss before income taxes                                  (5,717)        (8,682)        (7,032)

  Provision for income taxes                                   1              1              1
                                                        --------       --------       --------

Net loss                                                  (5,718)        (8,683)        (7,033)

  Non-cash dividend and accretion of
    beneficial conversion feature                            549          1,277          2,832
                                                        --------       --------       --------

Net loss applicable to common stockholders              $ (6,267)      $ (9,960)      $ (9,865)
                                                        ========       ========       ========

Per share data:
  Basic and diluted net loss per common share           $  (0.19)      $  (0.49)      $  (0.70)
                                                        ========       ========       ========

  Basic and diluted weighted average common
    shares outstanding                                    33,412         20,526         14,126
                                                        ========       ========       ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                     STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (in thousands)

                                                                 Years ended March 31,
                                                        -----------------------------------
                                                          2000          1999          1998
                                                        -------       -------       -------
Net loss                                                $(5,718)      $(8,683)      $(7,033)
Other comprehensive loss:
  Unrealized loss on available for sale securities         (110)            -             -
                                                        -------       -------       -------

Total comprehensive loss                                $(5,828)      $(8,683)      $(7,033)
                                                        =======       =======       =======

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                     (in thousands)

                                                                                       Years ended March 31,
                                                                               --------------------------------------
                                                                                 2000           1999           1998
                                                                               --------       --------       --------
Cash Flows from Operating Activities:
  Net loss                                                                     $ (5,718)      $ (8,683)      $ (7,033)
  Adjustments to reconcile net loss to cash used in operating activities:
    Non-cash interest                                                                 -              -            933
    Depreciation and amortization                                                   865            386            238
    In-process research and development                                           2,130              -              -
    Provision for doubtful accounts                                                 754             66             24
    Loss on disposition of property and equipment                                     5              7              -
    Stock option compensation expense                                               629            177              -
    Gain on sales of available for sale securities                                  (78)             -              -
    Equity in loss of investee                                                      250              -              -
    Other adjustments                                                                 -              -             19
    Changes in operating assets and liabilities, net of effects of acquisition:
      Accounts receivable                                                        (3,535)        (2,251)          (370)
      Notes and other receivables                                                  (722)            36             38
      Prepaid expenses and other assets                                            (203)           156            176
      Other non-current assets                                                     (529)          (156)            (6)
      Accounts payable and accrued liabilities                                    1,592            314            159
      Deferred revenue                                                            3,105            397            160
                                                                               --------       --------       --------

      Net cash used in operating activities                                      (1,455)        (9,551)        (5,662)

Cash Flows from Investing Activities:
  Decrease (increase) in restricted cash                                             40           (118)             -
  Proceeds from sale of available for sale securities                             1,141              -              -
  Investment in equity investee                                                    (250)             -              -
  Cash paid for acquisitions, net of cash acquired                                   57              -              -
  Capital expenditures                                                             (490)          (600)          (407)
                                                                               --------       --------       --------

      Net cash provided by (used in) investing activities                           498           (718)          (407)

Cash Flows from Financing Activities:
  Proceeds from sale of preferred stock                                               -          7,053          4,950
  Proceeds from issuance of common stock:
    From private placements                                                       4,225             60              -
    For payment of expenses                                                           -            152              -
    Exercise of options                                                           2,030             61            181
    Exercise of warrants                                                          5,495            581              -
  Proceeds from convertible debentures                                                -              -          3,100
  Payment of financing related costs                                               (575)          (358)          (711)
  Payments on capitalized lease obligations                                        (133)           (84)            (6)
                                                                               --------       --------       --------

      Net cash provided by financing activities                                  11,042          7,465          7,514
                                                                               --------       --------       --------

Net increase (decrease) in cash and cash equivalents                             10,085         (2,804)         1,445

Cash and cash equivalents, beginning of period                                    1,363          4,167          2,722
                                                                               --------       --------       --------

Cash and cash equivalents, end of period                                       $ 11,448       $  1,363       $  4,167
                                                                               ========       ========       ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                     (in thousands)

                                                                                Years ended March 31,
                                                                          ------------------------------
                                                                           2000        1999        1998
                                                                          ------      ------      ------
Supplemental Cash Flow Information:

  Interest paid                                                           $   31      $   16      $   11
                                                                          ======      ======      ======
  Income taxes paid                                                       $    1      $    5      $    1
                                                                          ======      ======      ======

Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends                     $  549      $1,277      $4,492
                                                                          ======      ======      ======
  Conversion of preferred stock to common stock                           $   48      $   85      $    8
                                                                          ======      ======      ======
  Capitalized lease and insurance financing                               $   90      $  268      $   54
                                                                          ======      ======      ======
  Change in net unrealized loss on securities available for sale          $  110
                                                                          ======
  Common stock issued for offering expense                                $  231
                                                                          ======
  Conversion of debentures to equity                                                              $2,875
                                                                                                  ======
  Conversion of warrants to common stock                                                          $   16
                                                                                                  ======
  Options for services provided                                                                   $   28
                                                                                                  ======
  Marketable securities received in exchange for accounts receivable                  $  121
                                                                                      ======
  Issuance of common stock for developed technology                                   $  987
                                                                                      ======



See Note 9 for details of assets acquired and liabilities assumed in purchase transactions.

    The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (in thousands)


                                                    Preferred Stock               Common Stock           Additional
                                                -----------------------       ----------------------      Paid-in      Accumulated
                                                 Shares         Amount         Shares        Amount       Capital         Deficit
                                                --------       --------       --------      --------      --------       --------
BALANCE at March 31, 1997                             25       $      -         13,319      $    133      $ 33,411       $(30,553)
Preferred stock conversion to common                (710)            (7)           855             9            (2)             -
Preferred stock issued - Series D                  1,200             12              -             -         1,347              -
Preferred stock issued - Series E                  2,873             29              -             -         3,105              -
Preferred stock issued - Series F                    385              4              -             -           477              -
Warrants converted to common stock                     -              -          1,581            16           (16)             -
Debentures converted to common stock                   -              -          2,704            27         3,263              -
Stock option exercised                                 -              -            121             1           179              -
Options for services provided                          -              -              -             -            28              -
Non-cash dividend and accretion of
beneficial                                             -              -              -             -         4,492         (4,492)
  conversion feature
Net loss                                               -              -              -             -             -         (7,033)

                                                --------       --------       --------      --------      --------       --------
BALANCE at March 31, 1998                          3,773             38         18,580           186        46,284        (42,078)
                                                --------       --------       --------      --------      --------       --------

Preferred stock conversion to common              (3,191)           (32)         8,500            85           (53)             -
Preferred stock issued - Series D                      -              -              -             -            (8)             -
Preferred stock issued - Series E                      -              -              -             -           (26)             -
Preferred stock issued - Series F                      -              -              -             -            (4)             -
Preferred stock issued - Series G                      3              -              -             -         2,866              -
Preferred stock issued - Series H                      3              -              -             -         2,938              -
Preferred stock issued - Series I                      1              -              -             -           884              -
Options and warrants issued
for services provided                                  -              -              -             -           177              -
Common stock issued:
  Exercise of options                                  -              -             49             -            61              -
  Exercise of warrants                                 -              -            688             7           623              -
  Asset purchase                                       -              -            625             6           981              -
  Private placement                                    -              -             38             -            58              -
  Payment of liabilities                               -              -            156             2           150              -
Non-cash dividend and accretion of
beneficial                                             -              -              -             -         1,277         (1,277)
  conversion feature
Net loss                                               -              -              -             -             -         (8,683)

                                                --------       --------       --------      --------      --------       --------
BALANCE at March 31, 1999                            589              6         28,636           286        56,208        (52,038)
                                                --------       --------       --------      --------      --------       --------

Preferred stock conversion to common stock          (589)            (6)         4,775            48           (42)             -
Options and warrants issued for
services provided                                      -              -              -             -           629              -
Common stock issued:
  Exercise of options                                  -              -          1,510            15         2,015              -
  Exercise of warrants                                 -              -          4,893            49         5,446              -
  Acquisition                                          -              -          1,869            19        23,813              -
  Private placement                                    -              -          2,504            25         4,200              -
Payment of financing related costs                     -              -            129             1          (576)             -
Non-cash dividend and accretion of
beneficial                                             -              -              -             -           549           (549)
  conversation feature
Unrealized loss on available for
sale securities                                        -              -              -             -             -              -
Net loss                                               -              -              -             -             -         (5,718)
                                                --------       --------       --------      --------      --------       --------
BALANCE at March 31, 2000                              -       $      -         44,31       $    443      $ 92,242       $(58,305)
                                                ========       ========       ========      ========      ========       ========


                                                 Accumulated
                                                    Other          Total
                                                Comprehensive   Stockholders'
                                                     Loss          Equity
                                                   --------       --------
BALANCE at March 31, 1997                          $      -       $  2,991
Preferred stock conversion to common                      -              -
Preferred stock issued - Series D                         -          1,359
Preferred stock issued - Series E                         -          3,134
Preferred stock issued - Series F                         -            481
Warrants converted to common stock                        -              -
Debentures converted to common stock                      -          3,290
Stock option exercised                                    -            180
Options for services provided                             -             28
Non-cash dividend and accretion of
beneficial                                                -              -
  conversion feature
Net loss                                                  -         (7,033)

                                                   --------       --------
BALANCE at March 31, 1998                                 -          4,430
                                                   --------       --------

Preferred stock conversion to common                      -              -
Preferred stock issued - Series D                         -             (8)
Preferred stock issued - Series E                         -            (26)
Preferred stock issued - Series F                         -             (4)
Preferred stock issued - Series G                         -          2,866
Preferred stock issued - Series H                         -          2,938
Preferred stock issued - Series I                         -            884
Options and warrants issued
for services provided                                     -            177
Common stock issued:
  Exercise of options                                     -             61
  Exercise of warrants                                    -            630
  Asset purchase                                          -            987
  Private placement                                       -             58
  Payment of liabilities                                  -            152
Non-cash dividend and accretion of
beneficial                                                -              -
  conversion feature
Net loss                                                  -         (8,683)

                                                   --------       --------
BALANCE at March 31, 1999                                 -          4,462
                                                   --------       --------

Preferred stock conversion to common stock                -              -
Options and warrants issued for
services provided                                         -            629
Common stock issued:
  Exercise of options                                     -          2,030
  Exercise of warrants                                    -          5,495
  Acquisition                                             -         23,832
  Private placement                                       -          4,225
Payment of financing related costs                        -           (575)
Non-cash dividend and accretion of
beneficial                                                -              -
  conversation feature
Unrealized loss on available for
sale securities                                        (110)          (110)
Net loss                                                  -         (5,718)
                                                   --------       --------
BALANCE at March 31, 2000                          $   (110)      $(34,270)
                                                   ========       ========


     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.      NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

StarBase Corporation, a Delaware corporation (the Company), is a leading provider of collaboration solutions for integrated content and software applications. Collaboration is the simultaneous coordination, management and communication of geographically dispersed contributors of both code and content for eBusiness applications. The Company develops, markets, and supports a complete family of user-friendly software products that support the continuous cycle of creating, linking and managing digital assets, which comprise complex eBusiness applications. The Company's products enable users with differing technical and functional backgrounds to collaborate on the production of Web sites and eBusiness initiatives from multiple locations. The Company's professional services organization provides implementation, consulting and training expertise. The Company's current product line consists of StarTeam(R)
4.2 and StarTeam(R) Enterprise 4.2, StarDisk(R), StarGate(R), StarSweeper(TM), RoundTable(R), and Versions(R) as well as the product lines acquired in the Premia acquisition: CodeWright(R), DocWright(R) and SpyWright(R).

BASIS OF PRESENTATION

The Company's financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The majority of the Company's cash and cash equivalents are held in uninsured money market funds with one institution.

RESTRICTED CASH

On September 17, 1998, the Company pledged $118,000 of cash for an irrevocable letter of credit related to the lease of new office space that was classified as restricted cash on the balance sheet. The letter of credit will be reduced by 33.33% each year and will expire on July 2, 2001. At March 31, 2000, the balance of the letter of credit was $78,000.

MARKETABLE SECURITIES

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires the Company to classify and account for investments in equity securities that have readily determinable fair values and all debt securities as follows: (1) debt securities that the Company has the intent and the ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost;
(2) debt and equity securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

In March 1999, the Company received marketable equity securities in exchange for accounts receivable valued at $121,000. As of March 31, 2000, the fair market value of the security was $11,000. The unrealized loss of $110,000 has been recorded as a separate component of stockholders' equity.

ACCOUNTS RECEIVABLE

The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and those losses have been within management's estimates. Allowances for sales returns are included in accounts receivable on the accompanying balance sheets and are based on historical experience.

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Activity related to the allowance account for the years ended March 31, 1998, 1999 and 2000 is as follows:

                                      Balance at   Charges to                 Balance at
                                      Beginning    Costs and                    End of
                                      of Period     Expenses    Deductions      Period
                                      ----------   ----------   ----------    ----------
Year ended March 31, 2000:
  Allowance for doubtful accounts       $155         $838         $(84)          $909

Year ended March 31, 1999:
  Allowance for doubtful accounts       $ 89         $ 75         $ (9)          $155

Year ended March 31, 1998:
  Allowance for doubtful accounts       $ 65         $105         $(81)          $ 89

INVENTORIES

Inventories consist of the Company's software products and packaging and are stated at the lower of first-in, first-out cost or market. Inventories are included in prepaid expenses and other assets.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated under the straight-line basis over the shorter of the estimated useful lives of the respective assets, generally three to seven years, or the related lease term. At March 31, 2000 and 1999 property and equipment included equipment under capital leases, net of accumulated amortization, of $87,000 and $60,000, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred and has determined based on its most recent assessment that there was no impairment at March 31, 2000.

DEVELOPED TECHNOLOGY

Developed technology (Note 9) is recorded at cost or, for the amounts related to acquisitions, at appraised value and amortized on a straight-line basis over five years. Accumulated amortization was $17,000 and $308,000 at March 31, 1999 and 2000, respectively.

GOODWILL

Goodwill arising from acquisitions (Note 9) is amortized on a straight-line basis over five years. Accumulated amortization was $173,000 at March 31, 2000.

AMOUNTS ALLOCATED TO CUSTOMER LIST AND ASSEMBLED WORKFORCE

Customer list arising from acquisitions (Note 9) is amortized on a straight-line basis over four and one-half years. Accumulated amortization was $2,000 at March 31, 2000. Assembled workforce arising from acquisitions (Note 9) is amortized on a straight-line basis over four years. Accumulated amortization was $5,000 at March 31, 2000.

REVENUE RECOGNITION

Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, provides guidance in recognizing revenue on software transactions. The Company adopted this statement, as amended, during the year ended March 31, 1999.

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Software license revenue is recognized upon shipment of packaged products in accordance with SOP 97-2. Software maintenance revenue is deferred and recognized ratably over the contractual maintenance period, generally one year. Maintenance contracts greater than one year are recorded as long-term deferred revenue. Revenue from training and consulting, which is recognized after the related services have been performed, totaled $1,035,000 for the year ended March 31, 2000, $72,000 for the year ended March 31, 1999, and $12,000 for the year ended March 31, 1998.

WARRANTY AND SALES RETURNS

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days that meet specified criteria. The Company provides an allowance for sales returns at the time of shipment. Warranty costs and sales returns, which are not significant, have historically been within management's estimates.

RESEARCH AND DEVELOPMENT

In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, technological feasibility is typically established when a working model is completed and its consistency with product design has been confirmed by testing. As technological feasibility typically is established immediately prior to first customer shipment, capitalizable research and development costs are insignificant. Consequently all research and development costs are expensed as incurred.

INCOME TAXES

The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, notes and other receivables, accounts payable, and accrued liabilities. The Company considers the carrying value of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. Based on borrowing rates currently available, the fair value of the notes receivable and the Company's other financial instruments generally approximate their fair values at March 31, 2000 and 1999.

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

NET LOSS PER SHARE

Basic and diluted net loss per share applicable to common stockholders is computed using the weighted average number of common shares outstanding during the periods presented. Potentially dilutive shares have not been included where inclusion would be antidilutive. Escrow Shares (1,418,638) will be released to the founders upon attaining certain defined cash flow requirements. The release of the Escrow Shares will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of these shares recorded ratably over the period beginning on the date when management determines that the cash flow requirements are probable of being met and ending on the date when the goal is attained, causing the Escrow Shares to be released. At the time a goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded.

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Based upon historical results, the attainment of the goal is not probable at this time. However, this does not preclude the attainment of the goal with future results.

For the year ended March 31, 2000, net loss applicable to common stockholders was $6,267,000 representing net loss of $5,718,000 plus non-cash dividend and accretion of beneficial conversion feature of $549,000 consisting of $501,000 associated with the Series H Preferred Stock, $48,000 associated with the Series I Preferred Stock. For the year ended March 31, 1999, net loss applicable to common stockholders was $9,960,000 representing net loss of $8,683,000 plus non-cash dividend and accretion of beneficial conversion feature of $1,277,000 consisting of $156,000 associated with Series D Preferred Stock, $187,000 associated with Series E Preferred Stock, $275,000 associated with Series G Preferred Stock, $643,000 associated with Series H Preferred Stock and $16,000 associated with Series I Preferred Stock. For the year ended March 31, 1998, net loss applicable to common stockholders was $9,865,000 representing net loss of $7,033,000 plus non-cash dividend and accretion of beneficial conversion feature of $2,832,000 consisting of $1,030,000 associated with Series D Preferred Stock, $1,576,000 associated with Series E Preferred Stock, and $226,000 associated with Series F Preferred Stock.

Potentially dilutive securities, which consist of options to purchase 2,832,465 shares of common stock at prices ranging from $0.625 to $13.07 per share, warrants to purchase 239,669 shares of common stock at prices ranging from $0.73 to $2.00 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended March 31, 2000. Potentially dilutive securities, which consist of options to purchase 2,091,067 shares of common stock at prices ranging from $0.625 to $3.44 per share, warrants to purchase 2,984,388 shares of common stock at prices ranging from $0.59 to $3.25 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended March 31, 1999. Potentially dilutive securities, which consist of options to purchase 3,420,527 shares of common stock at prices ranging from $0.84 to $3.44 per share, warrants to purchase 2,177,722 shares of common stock at prices ranging from $1.25 to $1.80 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended March 31, 1998.

REPORTING CURRENCY

The accompanying financial statements are reported in the currency of the United States of America. Certain warrants are denominated in Canadian dollars and are indicated as CDN$.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COMPREHENSIVE INCOME (LOSS)

The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This statement established standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. For the year ended March 31, 2000, the difference between net loss and comprehensive net loss was an unrealized loss for available-for-sale securities of $110,000. There was no difference between net loss and comprehensive net loss for the years ended March 31, 1999 and 1998.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed in Note 8 certain information about the Company's operating segments, revenue types, geographical areas to which the Company sells its products, and major customers.

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2002. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and the effect of adopting SFAS No. 133 is not presently determinable.

RISKS AND UNCERTAINTIES

The Company is subject to risks and uncertainties in the normal course of business including customer acceptance of its products, rapid technological changes, delays in introducing and market acceptance of new products, competition, eBusiness developments, ability to attract and retain qualified personnel, ability to protect its intellectual property, and other matters inherent in the software industry.

2.   COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS


       (In thousands)                               March 31,      March 31,
                                                      2000           1999
                                                    --------       --------
Property and equipment:
Computer hardware                                   $  1,836       $  1,337
Furniture and fixtures                                   628            315
Computer software                                        239            199
Motor vehicle                                             32              -
Leasehold improvements                                   251            198
                                                    --------       --------
                                                       2,986          2,049
Less accumulated depreciation and amortization        (1,460)        (1,062)
                                                    --------       --------
                                                    $  1,526       $    987
                                                    ========       ========
Intangible assets:
Patents and trademarks                              $     20       $     20
Developed technology                                   7,073            988
Customer lists                                           161              -
Assembled workforce                                      368              -
Goodwill                                              13,959              -
                                                    --------       --------
                                                      21,581          1,008
Less accumulated amortization                           (507)           (37)
                                                    --------       --------
                                                    $ 21,074       $    971
                                                    ========       ========

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



3.      CAPITAL LEASE AND LONG-TERM OBLIGATIONS

The Company is lessee of certain office equipment under capital leases that expire in 2002 and 2004. The assets are depreciated over their estimated useful life.

The future annual minimum lease payments under the capital leases are as follows:


       Years ending March 31: (in thousands)
         2001                                           $   48
         2002                                               46
         2003                                                7
         2004                                                2
                                                        ------
       Total minimum lease payments                        103
       Less amount representing interest                   (19)
                                                        ------
       Present value of minimum lease payments              84
       Less current maturities                             (35)
                                                        ------
                                                        $   49
                                                        ======

In September 1998, the Company financed the renewal of its director's and officer's insurance (3 year policy). In September 1999, the Company financed the renewal of its commercial insurance (1 year policy). The assets are amortized over the life of the policies and the amortization is included in general and administrative expense.

The future annual minimum payments under the financing are as follows:


       Years ending March 31: (in thousands)

         2001                                           $    87
       Less amount representing interest                     (3)
                                                        -------
       Present value of minimum payments                     84
       Less current maturities                              (84)
                                                        -------
                                                        $     -
                                                        =======

4.      INCOME TAXES

The provision for income taxes for the years ended March 31, 2000, 1999 and 1998 is comprised of the following:

                       March 31,     March 31,     March 31,
                         2000          1999          1998
                         ----          ----          ----
Current:
   Federal               $  -          $  -          $  -
   State                  800           800           800
                         ----          ----          ----
Total provision          $800          $800          $800
                         ====          ====          ====

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

The reported provision for income taxes for the years ended March 31, 2000 and 1999 differs from the amount computed by applying the statutory federal income tax rate of 35% to the loss before income taxes as follows:

                                               March 31,          March 31,
                                                 2000               1999
                                              ---------          ---------
Benefit computed at statutory rates            (35.00)%           (35.00)%
Increase (reduction) resulting from:
   State tax                                     0.01%             (3.06)%
   Goodwill                                     14.71%                 -
   Other                                         2.46%              0.40%
   Change in valuation allowance                17.83%             37.67%
                                              -------            -------
                                                 0.01%              0.01%
                                              =======            =======

The main reconciling item between the statutory federal income tax rate of 35% and the effective rate for the year ended March 31, 1998 is due to the change in valuation allowance. For the year ended March 31, 1998, the Company did not record a current or deferred provision for federal income taxes as a result of losses incurred since its inception. The provision for income taxes for such years represents the minimum required for state taxes.

The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income tax assets and liabilities consist of the following:

Deferred tax assets (liabilities) consist of the following:

(In thousands)                           March 31,      March 31,     March 31,
                                           2000           1999          1998
                                         --------       --------      --------
Net operating loss carryforward          $ 17,040       $ 14,451      $ 11,995
State taxes                                     -           (711)            -
Research credit carryforward                1,286            990             -
Deferred revenue                            1,761            289           109
Other accrueds                                833            222            54
                                         --------       --------      --------

Net deferred income tax assets             20,920         15,241        12,158

Valuation allowance                       (20,920)       (15,241)      (12,158)
                                         --------       --------      --------

Net deferred tax assets                  $      0       $      0      $      0
                                         ========       ========      ========

For the years ended March 31, 2000 and 1999, the Company has recorded a valuation allowance equal to the current and deferred provision for federal income tax benefit for all periods to date, as a result of losses incurred since its inception. The provision for income taxes represents the minimum required for state taxes.

At March 31, 2000, approximately $2.8 million of the valuation allowance is attributable to the potential tax benefit of stock option transactions, which will be credited directly to stockholders' equity if realized.

At March 31, 2000, the Company had net operating loss carryforwards of approximately $42 million and $23 million for federal and state income tax purposes, respectively, expiring in varying amounts through the year 2020 which are available to offset future federal and state taxable income. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code, as a result of ownership changes.

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


5.      RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 1999, the Company invested $250,000 for 900,000 shares of common stock, or 47%, of OpenAvenue Inc ("OpenAvenue"), which was subsequently reduced to 21% as of March 31, 2000 due to the issuance of additional equity by OpenAvenue. OpenAvenue is an Internet portal company for open-source knowledge and effort sharing over the Internet providing a meeting and work place for virtual development teams acting in concert on distributed projects. The Company accounts for this ownership under the equity method of accounting for investments in common stock and through the year ended March 31, 2000, the Company's equity in losses of OpenAvenue reduced the net investment to zero. In addition, the Company agreed to loan OpenAvenue up to $750,000 on a short-term basis until OpenAvenue's financing arrangements are completed. As of March 31, 2000, the amount outstanding from the loan was $707,465. The loan balance is fully reserved for as of March 31, 2000 because of the uncertainty of repayment and such amount is included in selling, general and administrative expense.

The Company also entered into a software license agreement with OpenAvenue, where a one-time license fee of $1,000,000 will be paid in equal quarterly installments over the next twelve months. The Company recognized revenue of $500,000 during the three month period ended December 31, 1999 and deferred recognition of the remaining $500,000 because the ability to collect the second $500,000 was not certain. Under the same agreement, the Company will also provide maintenance and support services for the licensed software for an annual fee of $180,000 which will also be paid in equal quarterly installments over the next twelve months. The Company recorded the annual maintenance fee as deferred revenue and will recognize it ratably over the applicable twelve month period. As of March 31, 2000, the Company has $956,000 in accounts receivable from OpenAvenue consisting of $750,000 of the license fee, $135,000 of the annual maintenance fee and $71,000 or the sales tax on the transaction. Deferred revenue related to these amounts was $620,000 as of March 31, 2000.

In fiscal 1995, the Board of Directors authorized the Company to loan William Stow III, President and CEO of StarBase, the sum of $126,000. Principal and accrued interest aggregated $99,087 and $94,259, at March 31, 2000 and 1999, respectively. The loan is evidenced by a promissory note and is collateralized by shares of the Company's common stock, which are owned by Mr. Stow. The note bears interest at a rate of 6.34% per annum, payable at maturity. The maturity date was originally November 4, 1998, and during the year ended March 31, 1999, the maturity date on the note was extended to November 4, 2000.

6.      EQUITY TRANSACTIONS

The Company has authorized 80,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. There was no preferred stock outstanding at March 31, 2000.

The Company accounts for the beneficial conversion feature of convertible preferred stock in accordance with Emerging Issues Task Force Issue No. 98-5. Under Issue No. 98-5, the beneficial conversion feature of convertible preferred stock is recognized as a dividend and additional paid-in capital. The amount of the beneficial conversion feature is measured at the date of the issuance of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is recorded as a non-cash dividend, with a corresponding increase to additional paid-in capital and is recognized over the period from issuance date to the date the preferred stock is first convertible. For the years ended March 31, 2000, 1999 and 1998 the non-cash dividend and accretion of beneficial conversion feature was $549,000, $1,277,000, and $2,832,000, respectively.

ACTIVITY FOR THE YEAR ENDED MARCH 31, 2000

During the year ended March 31, 2000, 584,808 shares of Series E Preferred Stock were converted into 584,808 shares of common stock, 3,066 shares of Series H Preferred Stock were converted into 3,392,136 shares of common stock and 1,000 shares of Series I Preferred Stock were converted into 797,987 shares of common stock.

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

During July 1999, the Company entered into agreements to complete a three-tranche private placement consisting of 2,503,877 shares of Common Stock for $4,225,000. The first tranche closed on July 15, 1999, the second tranche closed on July 30, 1999, and the third tranche closed on September 2, 1999. In addition, the Company issued warrants to purchase 1,877,908 shares of common stock of which warrants to purchase 999,041 shares are exercisable at $2.68 per share and expire on July 15, 2002, warrants to purchase 763,037 shares are exercisable at $2.11 per share and expire on July 30, 2002 and warrants to purchase 115,830 shares are exercisable at $2.09 per share and expire on September 3, 2002. The fair value of these warrants using the Black-Scholes model at the date of grant was $2,749,637. At November 6, 1999, the warrants were repriced to $1.00 per share and subsequently exercised.

During September 1999, the Company bought back 119 shares of Series H Preferred Stock for $119,000. The shares were originally issued in lieu of cash for finder's fees relating to the Series H Preferred Stock private placement.

ACTIVITY FOR THE YEAR ENDED MARCH 31, 1999

During the year ended March 31, 1999, 900,000 shares of Series D Preferred Stock, 2,288,145 shares of Series E Preferred Stock, and 3,100 shares of Series G Preferred Stock were converted into 1,068,982, 2,288,145 and 5,142,550 shares of common stock, respectively.

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

During November 1998, the Company entered into agreements to complete a three-phase private placement consisting of 3,185 shares of Series H Preferred Stock for $3,000,000. The first phase closed in November 1998, the second phase closed in December 1998 and the third phase closed in February 1999. The Series H Preferred Stock is not redeemable and has a liquidation preference of $1,000 per share. The holders of Series H Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company. Each share of Series H Preferred Stock is convertible, after 120 days, into the Company's common stock, at a conversion rate which is determined by dividing $1,000 by the Conversion Price. The Conversion Price shall be the lesser of (a) 110% of the average of the closing bid prices of the common stock for the five-day trading period on the trading date immediately preceding each Closing Date (the Closing Price) or (b) the average of the two (2) lowest closing bid prices of the common stock during the thirty (30) trading days preceding the conversion date. In conjunction, the Company issued 323,025 warrants with the Series H Preferred Stock. One-third of the warrants is exercisable for one share of common stock at $0.95 through November 24, 2003, one-third of the warrants is exercisable for one share of common stock at $0.73 through December 20, 2003, and one-third of the warrants is exercisable for one share of common stock at $1.93 through February 8, 2004 after which the warrants will expire. The fair value of these warrants using the Black-Scholes pricing model at the date of grant was $177,642.

Effective January 26, 1999, the Company completed a private placement of 37,736 shares of restricted Common Stock for $60,000 to Company executives. The Company also issued 7,548 warrants to purchase shares of common stock at $1.59 through January 26, 2001.

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

On January 19, 1999, the Company entered into an accounts receivable purchase agreement with Silicon Valley Bank for up to $2,000,000 of receivables. In conjunction with the agreement, the Company issued 55,452 warrants to purchase shares of common stock at $1.08 exercisable through January 19, 2004. At March 31, 2000, the Company has not sold any of its receivables pursuant to this agreement. The fair value of these warrants using the Black-Scholes pricing model at the date of grant was $47,312 and was recorded as compensation expense.

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

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

WARRANTS

Warrant activity for the years ended March 31, 1998, 1999 and 2000 was as follows:

                                                                                        Warrant Price
                                                                       Shares              Per Share
                                                                      ----------       ---------------
Outstanding at March 31, 1997                                          4,833,534       $2.50, CDN$8.22

Granted                                                                2,177,722        $1.25 - $1.80
Exchanged                                                             (4,743,534)      $2.50, CDN$8.22
Expired                                                                  (90,000)      $2.50, CDN$8.22
                                                                      ----------       ---------------
Outstanding at March 31, 1998                                          2,177,722        $1.25 - $1.80

Granted                                                                1,494,592        $0.59 - $3.25
Exercised                                                               (687,926)       $0.75 - $1.00
                                                                      ----------       ---------------
Outstanding at March 31, 1999                                          2,984,388        $0.59 - $3.25

Granted                                                                2,148,011        $2.00 - $2.68
Exercised                                                             (4,892,730)       $0.59 - $3.25
                                                                      ----------       ---------------
Outstanding at March 31, 2000                                            239,669        $0.73 - $2.00
                                                                      ==========       ===============


7.      STOCK OPTION PLAN

The Company's stock option plan (the 1996 Plan) provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at March 31, 2000 was 8.6 years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 1,584,983 were outstanding at March 31, 2000. In addition, the Company has granted non-qualified stock options, of which 9,981,056 were outstanding at March 31, 2000.

As a result of the acquisition of Premia Corporation (Premia)(Note 9), the Company assumed all of the outstanding options granted under the Premia ISO stock option plan (Premia Plan). At the date of

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

acquisition, there were 270,084 options outstanding at a weighted average exercise price of $1.48, of which 213,451 were outstanding at a weighted average exercise price of $1.48. Stock option activity for the years ended March 31, 2000, 1999, and 1998 was as follows:

                                                        Weighted-
                                                         Average
                                                        Exercise
                                        Shares            Price
                                       ----------       ---------
Outstanding at March 31, 1997          2,082,042         $2.63

Granted                                2,045,827         $1.40
Lapsed or canceled                      (586,552)        $2.44
Exercised                               (120,790)        $1.49
                                      ----------
Outstanding at March 31, 1998          3,420,527         $1.44

Granted                                3,873,160         $1.16
Lapsed or canceled                      (696,747)        $1.92
Exercised                                (49,529)        $1.24
                                      ----------
Outstanding at March 31, 1999          6,547,411         $1.23

Granted                                7,167,508         $6.20
Assumed in acquisition                   270,084         $1.48
Lapsed or canceled                      (639,455)        $2.33
Exercised                             (1,509,425)        $1.34
                                      ----------
Outstanding at March 31, 2000         11,836,123         $4.17
                                      ===========
Exercisable at March 31, 2000          2,832,465         $1.34
                                      ===========


Stock option summary information at March 31, 2000 is as follows:

                                  Options Outstanding                         Options Exercisable
                     ---------------------------------------------        --------------------------
                                       Weighted-         Weighted-                         Weighted-
   Range of                             Average           Average                          Average
   Exercise                            Remaining          Exercise                         Exercise
    Prices             Shares       Contractual Life       Price           Shares            Price
 -------------       -----------    ----------------     ---------        ---------        ---------
 $0.50 - $1.00         2,009,096        8.4 years          $ 0.67           806,082          $ 0.67
 $1.01 - $1.50         4,033,117        8.4 years          $ 1.32         1,009,113          $ 1.30
 $1.51 - $2.00         1,721,807        8.2 years          $ 1.66           708,323          $ 1.64
 $2.01 - $2.50           406,352        9.3 years          $ 2.11           198,310          $ 2.05
 $2.51 - $3.00           229,000        5.4 years          $ 2.69            78,264          $ 2.69
 $3.01 - $3.50           278,751        5.7 years          $ 3.46            26,040          $ 3.45
 $3.51 - $4.00            35,000        9.7 years          $ 3.57                 0          $ 0.00
 $4.01 - $4.50           250,000        8.1 years          $ 4.05                 0          $ 0.00
 $4.51 - $10.00           79,000        7.3 years          $ 8.56             6,000          $ 9.75
$10.01 - $20.00        2,794,000        9.9 years          $12.73               333          $13.07
                     -----------                                          ---------
                      11,836,123                                          2,832,465
                     ===========                                          =========


ACCOUNTING FOR STOCK-BASED COMPENSATION

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had the compensation cost for the Company's plan been determined using the fair value method, the compensation expense would have had the effect of increasing the Company's net loss applicable to common stockholders for the years ended March 31, 2000, 1999 and 1998 to the pro forma amounts of $7,932,000, $10,611,000, and $10,739,000,

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

respectively, with a corresponding pro forma net loss per common share of $0.24, $0.52, and $0.76, respectively. These pro forma amounts were determined estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, the average of the Federal Reserve Board's 3-year and 5-year treasury constant maturity interest rate for the month of grant, 4 years expected life and an expected rate of volatility of 100.0% were applied to all grants for the years ended March 31, 2000 and 1999. Assumptions of no dividend yield, the average of the Federal Reserve Board's 3-year and 5-year treasury constant maturity interest rate for the month of grant, 4 years expected life and an expected rate of volatility of 55.0% were applied to all grants for the year ended March 31, 1998. The weighted-average fair value at grant date for the options granted during the years ended March 31, 2000, 1999 and 1998 was $4.46, $0.78, and $0.53 per option, respectively.

8.      OPERATING SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocated resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

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

Operating segment data for the years ended March 31, 2000, 1999, and 1998 was as follows:

                                  Licenses      Services         Total
                                  --------      --------        -------
(In thousands)
Year ended March 31, 2000:
    Revenues                      $14,486        $ 3,046        $17,532
    Cost of revenues                1,136          1,480          2,616
                                  -------        -------        -------

        Gross margin              $13,350        $ 1,566        $14,916
                                  =======        =======        =======

Year ended March 31, 1999:
    Revenues                      $ 5,964        $   868        $ 6,832
    Cost of revenues                  508              -            508
                                  -------        -------        -------

        Gross margin              $ 5,456        $   868        $ 6,324
                                  =======        =======        =======

Year ended March 31, 1998:
    Revenues                      $ 1,863        $   276        $ 2,139
    Cost of revenues                  162              -            162
                                  -------        -------        -------

        Gross margin              $ 1,701        $   276        $ 1,977
                                  =======        =======        =======


For the year ended March 31, 2000, one customer represented 11% of total revenue. One customer represented 10% of total revenue for the year ended March 31, 1999, and 18% of total revenue for the year ended March 31, 1998. At March 31, 2000 one customer comprised 14% of outstanding accounts

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

receivable and at March 31, 1999, and March 31, 1998, no one customer comprised greater than 10% of outstanding accounts receivable.

9.      ACQUISITIONS

On March 8, 2000, the Company acquired all of the outstanding capital stock and stock options of Premia Corporation (Premia) in exchange for 1,869,159 shares of the Company's common stock valued at $23,832,000 and cash transaction costs of $250,000. The acquisition was accounted for as a purchase and the purchase price of $24,082 was allocated as follows:


(In thousands)
Current assets                             $  2,126
Fixed assets                                    384
Developed technology                          6,086
Customer list                                   161
Assembled workforce                             368
Goodwill                                     13,959
In-process research and development           2,130
Long-term assets                                 14
Liabilities assumed                          (1,146)
                                           --------
   Total purchase price                    $ 24,082
                                           ========


Premia's operating results have been included in the Company's financial statements from the date of acquisition. Goodwill and assembled workforce will be amortized on a straight-line basis over five years. Developed technology will be amortized on a straight-line basis over four years. Customer list will be amortized on a straight-line basis over four and one-half years. In-process research and development was expensed at the date of acquisition. The in-process research and development arose from new product projects that were under development at the date of acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

New project developments underway at Premia at the time of the acquisition included, among other things, CodeWright 6.5, CodeWright 7.0, DocWright 4.5 and TrackWright 1.0. The Company estimated that the percent completion of these projects at the date of acquisition was 89%, 57%, 55% and 69% respectively, and that the cost to complete these projects will aggregate approximately $1.1 million and will be incurred over a two-year period.

The following unaudited pro forma results of operations assumes that the Premia acquisition had occurred on the first day of each year presented. The pro forma results of operations is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it indicative of future results of operations of the combined enterprise.

                                                      Years ended March 31,
                                                  --------------------------
                                                    2000             1999
                                                  ---------        ---------
                                                    (in thousands, except
                                                      per share amounts)
Net revenues                                      $ 22,961         $ 11,730
Net loss                                            (8,792)         (14,955)

Net loss applicable to common stockholders           (0.26)           (0.67)

                              STARBASE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


On April 13, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of ObjectShare, Inc. (ObjectShare), in exchange for 1,211,983 shares of the Company's common stock valued at $8,850,000, transaction costs of $1,012,000 (payable in 100,000 shares of the Company's common stock valued at $506,000 and cash of $506,000) and the assumption of net liabilities of $954,000. The net liabilities assumed include a write-down of $279,000 of property to its estimated fair market value and the assumption of $253,000 of severance liabilities which will be settled by the issuance of 49,985 shares of the Company's common stock. The acquisition will be accounted for as a purchase and the purchase price is expected to be allocated primarily to goodwill which will be amortized on a straight-line basis over five years. In addition, the Company has provided ObjectShare with a $500,000 line of credit under the terms of a credit agreement. The line of credit is secured by all of the accounts receivable and other assets of ObjectShare. The outstanding balance of the line of credit as of March 31, 2000, was $0.

10.     COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered into a sub-lease for office space. The offices consist of 17,000 square feet costing approximately $27,000 per month through February 22, 2000. Simultaneously, the Company also entered into a lease agreement for 4,100 contiguous square feet beginning January 1999 through September 2003 at a rate of approximately $8,000 per month. In addition, the Company entered into a lease agreement for the 17,000 square feet beginning February 23, 2000 through September 2003 at a rate of approximately $41,000 per month.

Minimum rental commitments under lease agreements at March 31, 2000 are as follows:

                                                    Non-cancelable
Year ending March 31,                              Operating Leases
                                                    (In thousands)
                                                   ---------------
         2001                                          $  820
         2002                                             820
         2003                                             612
         2004                                             467
         2005                                               1
                                                       ------

Total payments                                         $2,720
                                                       ======


Rent expense for the years ended March 31, 2000, 1999 and 1998 totaled $502,982, $387,710, and $200,000, respectively.

11.     SUBSEQUENT EVENTS

On May 21, 2000, the Company amended the lease agreement with its landlord. The amendment increases the office space from 21,100 square feet to 43,349 square feet beginning September 1, 2000 through August 2005 at a rate of approximately $96,000 per month.

On June 12, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Genitor Corporation in exchange for 341,866 of the Company's common stock valued at $2,000,000 and estimated cash transaction costs of $200,000. The acquisition will be accounted for as a purchase transaction and the purchase price is expected to be allocated primarily to goodwill and other intangible assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 17, 1999, the Company dismissed PricewaterhouseCoopers LLP as its independent accountants. There were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages are as follows:

NAME                                               AGE    POSITION(s)
----                                               ---    -----------
William R. Stow III (1)(2)                          55    Chief Executive Officer and Chairman of the Board
Donald R. Farrow (2)(4)                             54    Executive Vice President and Director
Alan D. Kucheck                                     48    Vice President, Engineering
Douglas S. Norman                                   36    Chief Financial Officer and Assistant Secretary
James H. Smith                                      44    Executive Vice President, Customer Group
Lydia J. Patterson                                  49    Vice President, Products Group
Thomas M. Brattvet                                  44    Vice President, Sales
Frank R. Caccamo (1)(3)                             60    Director
Daniel P. Ginns (3)(4)                              50    Director
Phillip E. Pearce (4)                               71    Director
John R. Snedegar (2)(3)                             50    Director
Barry W. Sullivan (1)                               58    Director

----------------------

(1)     Member of the Compensation Committee

(2)     Member of the Nominating Committee

(3)     Member of the Audit Committee

(4)     Member of the Merger and Acquisition Committee

The following is a brief summary of the background of each director:

WILLIAM R. STOW III founded Starbase in September 1991. Mr. Stow has served as our Chief Executive Officer since September 1991 (exclusive of the period from August 1996 to January 1997) and has served as our President since July 1998 and, prior to July 1998 from September 1991 to August 1996 (exclusive of the period from April 1994 through July 1995). Mr. Stow has served as a member of our board of directors since September 1991, our Co-Chairman of the Board from October 1994 to August 1996 and our Chairman of the Board since August 1996. Mr. Stow serves on the board of directors of OpenAvenue Inc. and Escrow.Com, both private Internet companies. Mr. Stow holds a B.S. in Mathematics from Oregon State University.

DONALD R. FARROW has served as our Executive Vice President since February 2000. Mr. Farrow has held various positions within the Company including serving as Vice Chairman from July 1998 to February 2000, President from January 1997 to July 1998, Chief Operating Officer from February 1997 to July 1998, Vice President, Sales and Marketing from August 1996 to January 1997, Vice President, Sales from May 1996 to August 1996 and consultant from March 1996 to May 1996. From January 1995 to May 1996, Mr. Farrow was an independent consultant in the area of sales and marketing of software technology. Mr. Farrow has served as a member of our board of directors since February 1997. Mr. Farrow holds a B.S. in Industrial Management from Purdue University.

FRANK R. CACCAMO has served as a member of our board of directors since November 1998. Mr. Caccamo is a consultant. Mr. Caccamo was the Vice President and Chief Information Officer of The Reynolds and Reynolds Company from January 1997 through November, 1999. Prior to joining Reynolds and Reynolds, Mr. Caccamo was Vice President of Information Systems at Procter & Gamble from 1990 to January 1997. Mr. Caccamo holds a B.A. in Economics from St. Joseph's College and an M.B.A. from the University of Chicago.

DANIEL P. GINNS has served as a member of our board of directors since January 1997. Since October 1996, Mr. Ginns has been Chairman of the Board and Chief Executive Officer of Datametrics Corporation, a reporting company which designs, develops and manufactures printers and computers. From 1989 to 1996, Mr. Ginns was President of Belmont Capital, Inc., a management and financial advisory firm. Mr. Ginns holds a B.A. in Economics from Harvard University and an M.B.A. from The Harvard Business School.

PHILLIP E. PEARCE has served as a member of our board of directors since January 1996. Mr. Pearce is a consultant since 1986. Prior to that, he was Senior Vice President and a member of the Board of Directors of E.F. Hutton & Co., from 1971 through 1983, a member of the Board of Governors of the New York Stock Exchange, and Chairman of the Board of governors of the NASD. Mr. Pearce is a member of the board of directors of China Premium, Mustang Software and Xybernaut Corporation. Mr. Pearce holds a B.S. degree in Retail from the University of South Carolina and graduated from the Wharton School of Investment Banking at the University of Pennsylvania.

JOHN R. SNEDEGAR has served as a member of our board of directors since December 1991. Mr. Snedegar is President, Chief Executive Officer and a director of Micro General Corporation, a software development telecommunications company. Mr. Snedegar also serves as Chairman and CEO of Escrow.com, in Internet escrow company founded by Micro General. From May 1990 through April 1999, Mr. Snedegar served as President, Director and Chief Executive Officer of United Digital Network Inc., a diversified telecommunications provider based in Irving, Texas. Mr. Snedegar is a member of the board of directors of Micro General Corporation, Star Communications, Inc., an international long distance wholesale provider, and ShopNow.com, an electronic commerce shopping portal and TeleHub Communications Corporation, a long distance technology company.. Mr. Snedegar holds a B.A. degree in Business and Journalism from Kansas State University.

BARRY W. SULLIVAN has served as a member of our board of directors since September 1998. Mr. Sullivan served Electronic Data Systems (EDS) from 1971 through 1998, most recently as Corporate Vice President in charge of managing their Internet, New Media and Electronic Business. Mr. Sullivan holds a B.A. degree in History from Allegheny College.


The following is a brief summary of the background of each executive officer of the Company who is not also a director of the Company:

ALAN D. KUCHECK has served as our Vice President of Engineering since January 1995. From July 1993 to January 1995, Mr. Kucheck served as our Project Director. Mr. Kucheck also served as Manager of Software Development for IMI, Inc. and Manager of Product Development for SBT Corporation. Mr. Kucheck attended the University of Illinois.

DOUGLAS S. NORMAN founded Starbase in September 1991. In February, 2000, Mr. Norman was appointed to serve as our Chief Financial Officer. From September 1997 to February, 2000, Mr. Norman served as our Chief Accounting Officer. Mr. Norman has served as our Assistant Secretary since February 1997, Director of Finance from June 1996 to February 2000, and Financial Manager from 1991 to 1996. Douglas S. Norman is the son-in-law of William R. Stow III, our chief executive officer. Mr. Norman holds a B.S in Business Administration from California State University and an M.B.A. from Loyola Marymount.

JAMES H. SMITH has served as our Executive Vice President, Customer Group since November, 1999. From June 1997 to November 1999, Mr. Smith served as Chief Operating Officer and Executive Vice

President of Sales and Marketing at ObjectShare Inc., a developer of objected-oriented tools and services. From October 1995 to April 1997, Mr. Smith served as Chief Operating Officer for Select Software Tools, a provider of object-oriented application development tools and services. From July 1988 to September 1995, Mr. Smith was Executive Vice President of Sales and Marketing at Meridian Software (now Rational Software). Mr. Smith holds a Bachelor of Science in Business and Marketing from the University of Rhode Island.

LYDIA J. PATTERSON has served as our Vice President, Products Group since November 1999. Prior to joining us, Ms. Patterson was a Director of Marketing at Rational Software from March 1999 to November 1999. From 1993 to 1999, Ms. Patterson held several positions at SELECT Software including Senior Vice President, Technology from April 1997 to March 1999, Vice President, Product Marketing from January to April 1997, Vice President, Technical Services from November 1995 to December 1997, and Vice President, Technical Marketing from October 1994 to November 1995. Ms. Patterson received a B.Sc. in Computer Science from the University of Cheltenham & Gloucester (U.K) and a Bachelor of Education from the University of Liverpool (U.K.)

THOMAS M. BRATTVET has served as our Vice President, Sales since September 1999. Prior to that he served as Executive Director of Corporate Business since October 1998. Prior to joining us, Mr. Brattvet was Regional Vice President at Novadigm for a three year period from May 1995 through September 1998. Mr. Brattvet also served as western region sales executive at GUPTA (now Centura Software) from January 1994 to May 1995. Mr. Brattvet holds a B.S. in Business Administration from Ramapo College of New Jersey.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of the copies of such written representations from its Directors and Executive Officers, there were no late or delinquent filings.

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

ITEM 11. EXECUTIVE COMPENSATION

GENERAL AND SUMMARY COMPENSATION TABLE

The following table sets forth certain summary information regarding compensation paid or accrued by the Company to, or on behalf of, the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company (the "Named Executive Officers"), for services rendered in all capacities to the Company during the fiscal years ended March 31, 1998, 1999, and 2000. Except as otherwise noted, no Named Executive Officer received any restricted stock award, stock appreciation right or payment under any long-term incentive plan.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                                                                  COMPENSATION
                                                                                     AWARDS
                                                                                   SECURITIES
                                                      ANNUAL COMPENSATION          UNDERLYING       ALL OTHER
    NAME AND                                       ---------------------------      OPTIONS (1)    COMPENSATION
PRINCIPAL POSITION                     YEAR          SALARY            BONUS        (SHARES)          (6)
------------------                   ---------     ----------        ---------     -----------    -------------
William R. Stow III (2)                2000         $150,000           $1,000         35,000        $-
Chief Executive Officer, President     1999         $150,000           $-            152,000        $-
Chairman of the Board and              1998         $150,000           $-            249,790        $-
Director

Thomas M. Brattvet                     2000         $130,000           $1,000        100,000        $ 100,557
Vice President, Sales                  1999         $ 65,000           $-            142,500        $  25,680
                                       1998         $-                 $-                 --        $-

Donald R. Farrow (3)                   2000         $135,307           $1,000         85,000        $-
Executive Vice President and           1999         $141,538           $-             60,000        $-
Director
                                       1998         $150,000           $-            297,447        $-

Alan D. Kucheck (4)                    2000         $130,000           $31,000        65,000        $-
Vice President, Engineering            1999         $130,000           $37,824        25,000        $-
                                       1998         $120,833           $-            245,075        $-

Douglas S. Norman (5)                  2000         $105,000           $16,000        80,000        $-
Chief Financial Officer and            1999         $ 92,850           $28,587        30,000        $-
Assistant Secretary                    1998         $ 72,100           $-             91,700        $-

------------

(1) Amounts represent stock options granted and/or repriced for the period shown.

(2) Options granted during fiscal year 1998 include options to purchase 156,666 shares of the our common stock, originally granted in prior years, that were repriced.

(3) Options granted during fiscal year 1998 include options to purchase 206,250 shares of the our common stock, originally granted in prior years, that were repriced.

(4) Options granted during fiscal year 1998 include options to purchase 175,667 shares of the our common stock, originally granted in prior years, that were repriced.

(5) Option granted during fiscal year 1998 include options to purchase 54,590 shares of the our common stock originally granted in prior years, that were repriced.

(6) Amounts listed as All Other Compensation represent commissions earned or consulting fees.

The following table sets forth information concerning stock option grants made during the year ended March 31, 2000, to named executive officers. No stock appreciation rights were granted to such individual during the fiscal year. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table set forth the hypothetical gains that would exist for the options based on the assumption that our stock price were to appreciate annually by 5% and 10%, respectively. The rates do not represent out estimate or projection of future common stock prices and no assurance can be given that the share price will appreciate at the rate shown in the table.

            OPTION/SAR GRANTS IN THE FISCAL YEAR ENDED MARCH 31, 2000

                                                 INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                                           -----------------------------                       VALUE AT ASSUMED
                           NUMBER OF                                                            ANNUAL RATES
                           SECURITIES      PERCENT OF TOTAL                                    OF STOCK PRICE
                           UNDERLYING        OPTIONS/SARs      EXERCISE                       APPRECIATION FOR
                          OPTIONS/SARs        GRANTED TO        OR BASE                         OPTION TERM
                            GRANTED         EMPLOYEES IN        PRICE      EXPIRATION     -------------------------
NAME                   (# OF SHARES) (1)   FISCAL YEAR (2)    ($/SH) (3)      DATE           5%($)         10%($)
-------------------    -----------------   ---------------    ----------   ----------     ----------     ----------
William R. Stow III         35,000              *                2.05        9/22/09         44,945        114,067

Donald R. Farrow            50,000              *                1.32        11/3/09         40,896        104,214
                            35,000              *                2.05        9/22/09         44,945        114,067

Alan D. Kucheck             65,000              *                1.32        11/3/09         53,165        135,479

Thomas M. Brattvet         100,000              *                1.32        11/3/09         81,792        208,429

Douglas S. Norman           80,000              *                1.32        11/3/09         65,434        166,743

-------

*   Less than 1%

(1) Options granted to purchase common stock. Generally, twenty-five percent of the options granted vest one year from the date of grant with the remaining options vesting in equal monthly increments over the following thirty-six months. Fifty percent of both the 35,000 options granted to Mr. Stow and the 35,000 options granted to Mr. Farrow vest immediately upon grant with the remaining shares vesting in equal monthly increments over the following twelve months. In addition, 100% of the 50,000 options granted to Mr. Farrow vested on May 3, 2000. All of the options shown have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with the Company.

(2) We granted options to purchase a total of 7,167,508 shares of our common stock to employees, consultants and Board members and assumed a Premia Corporation option plan which provided the equivalent to purchase 270,084 shares of our common stock during the year ended March 31, 2000.

(3) The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date.

OPTION EXERCISES, HOLDINGS AND FISCAL YEAR-END VALUES

The following table sets forth information concerning the number of shares covered by both exercisable and unexercisable options held by each of the Named Executive Officers as of March 31, 2000.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2000
                     AND OPTION VALUES AS OF MARCH 31, 2000

                                                                  NUMBER OF SECURITIES
                               SHARES                            UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                              ACQUIRED                          OPTIONS AT MARCH 31, 1999         IN-THE-MONEY OPTIONS AT
                                ON             VALUE                 (# OF SHARES)                 MARCH 31, 2000 ($) (1)
                              EXERCISE        REALIZED        -----------------------------    ------------------------------
      NAME                      (#)             ($)           EXERCISABLE     UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
--------------------          -------         --------        -----------     -------------    -----------      -------------
William R. Stow  III               --               --          343,520          118,270        2,795,460          987,214

Donald R. Farrow              100,000          798,162          247,415          120,032        1,987,828          970,356

Alan D. Kucheck                10,000          130,350          202,535          122,540        1,640,485          995,227

Thomas M. Brattvet                 --               --           49,374          193,126          426,489        1,610,261

Douglas S. Norman               5,000           45,800           78,583          118,117          644,419          966,929

---------

(1) Calculated based on the closing price of the Company's Common Stock as reported on the NASDAQ SmallCap Market on March 31, 2000 of $9.375 per share, less the applicable exercise price.

BOARD COMPENSATION

Directors who are not our employee receive $1,000 per month, $1,000 per in person Board meeting, $500 per each telephonic meeting and $500 per each committee meeting in addition to reimbursement of travel expenses. In addition, directors receive non-qualified stock option grants for shares of our common stock. All options awarded to non-employee directors have an exercise price per share at least equal to the market price of our common stock on the date of grant. The options have a ten-year term.

In addition, Mr. Sullivan performed certain consulting services for which he was compensated $2,000 during fiscal year 2000.

CHANGE IN CONTROL AGREEMENTS

We have change in control agreements with Messrs. William R. Stow III, Alan D. Kucheck and Douglas S. Norman, Donald R. Farrow, and Thomas M. Brattvet. In the event of termination, as a result of change of control, the executive shall be entitled to receive his salary and any benefits for a period of twelve months. Furthermore, all vested options will remain exercisable through the twelve month period following the date of termination. Should a conflict exist, the terms and conditions of the Plan shall govern. For purposes of the agreement, "Change in control" means: (i) the direct or indirect sale or exchange in a single series of related transactions by our stockholders of more than fifty percent of our voting stock; (ii) a merger or consolidation in which we are a party and are not the surviving entity; (iii) the sale, exchange, or transfer of all or substantially all of our assets; or (iv) we are liquidated or dissolved.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee participate in all deliberations concerning executive compensation. The Compensation Committee consists of Messrs. Frank R. Caccamo, William R. Stow III, and Barry W. Sullivan. None of our executive officers serve as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of our board of directors.

                     REPORT OF THE COMPENSATION COMMITTEE ON
                             EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY

The Compensation Committee of the Board of Directors is responsible for developing and making recommendations to the Board of Directors with respect to the Company's executive compensation policies. In addition, the Compensation Committee, pursuant to authority delegated by the Board of Directors, determines the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

The objectives of the Company's executive compensation program are to:

        -   Support the achievement of desired Company performance

        - Provide compensation that will attract and retain superior talent and reward performance

The executive compensation program provides an overall level of compensation opportunity that is competitive within the technology and software industries, as well as with a broader group of companies of comparable size and complexity.

EXECUTIVE OFFICER COMPENSATION PROGRAM

The Company's executive officer compensation program is comprised of base salary, long-term incentive compensation in the form of stock options, specific performance-based bonuses and various benefits, including medical and pension plans generally available to employees of the Company.

BASE SALARY

Base salary levels for the Company's executive officers are competitively set relative to companies in the software industry. In determining salaries, the Committee also takes into account individual experience and performance and specific issues particular to the Company.

STOCK OPTION PROGRAM

The stock option program is the Company's long-term incentive plan for providing an incentive to officers, directors, employees and others.

The 1996 Stock Option Plan authorizes the Compensation Committee to award officers, directors, employees and others stock options. Options granted under the Plan may be granted containing terms determined by the Committee, including exercise period and price; provided, however, that the Plan requires that exercise price may not be less than the fair market value of the Common Stock on the date of the grant and the exercise period may not exceed ten years, subject to further limitations.

In addition, the Company issues non-qualified stock options outside the 1996 Stock Option Plan. These are issued to a broad-based group in which most of the options are granted to non-officer employees.

BENEFITS

The Company provides to executive officers, medical and pension benefits that are generally available to Company employees.

BONUS

The Company may provide to certain executive officers bonuses based on performance.

CHIEF EXECUTIVE OFFICER COMPENSATION

See Summary Compensation Table.


                                           Frank R. Caccamo
                                           William R. Stow III
                                           Barry W. Sullivan

                                           Members of the Compensation Committee

STOCK PERFORMANCE COMPARISON

The following graph compares the cumulative total stockholder returns for our common stock with the cumulative total return of the Nasdaq Composite Index: US and the Computer & Data Processing Index. The presentation assumes $100 invested on March 31, 1995 in our common stock, the Nasdaq Composite Index: US and the Computer & Data Processing Index with all dividends reinvested. No cash dividends were declared on our common stock during this period. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

                               [PERFORMANCE GRAPH]


 Measurement Period          STARBASE   NASDAQ COMPOSITE   COMPUTER & DATA
(Fiscal Year Covered)      CORPORATION     INDEX: US      PROCESSING INDEX
-------------------------  -----------  ----------------  ----------------
Measurement Pt. - 3/31/95       $100          $100              $100
FYE 3/29/96                     $233          $136              $142
FYE 3/31/97                      $67          $151              $155
FYE 3/31/98                     $162          $229              $271
FYE 3/31/99                      $85          $309              $442
FYE 3/31/00                     $471          $572              $799


Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this 10-K, in whole or in part, the Board Compensation Committee Report on Executive Compensation and the Stock Performance Comparison graph shall not be incorporated by reference into any such filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 23, 2000 certain information regarding the ownership of our voting securities by each stockholder known to the management to be (i) the beneficial owner of more than 5% of our outstanding common stock (ii) each of our Directors, (ii) the executive officers named in the Summary Compensation Table herein under "Executive Compensation" and (iv) all executive officers and directors as a group. Except as otherwise noted, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

To our knowledge there are no known beneficial holders of more than 5% of our outstanding common stock.

                                                               NUMBER OF SHARES OF         PERCENTAGE OF
NAME (1)                                                          COMMON STOCK             COMMON STOCK
-----------------------------------------------------          -------------------         -------------
William R. Stow III                                               1,023,448  (2)               2.2%
Donald R. Farrow                                                    337,669  (3)                 *
Thomas M. Brattvet                                                   64,218  (4)                 *
Alan D. Kucheck                                                     230,531  (5)                 *
Douglas S. Norman                                                   113,721  (6)                 *
Frank R. Caccamo                                                     93,541  (4)                 *
Daniel P. Ginns                                                     287,241  (7)                 *
Phillip E. Pearce                                                   143,541  (4)                 *
John R. Snedegar                                                    256,985  (8)                 *
Barry W. Sullivan                                                    93,541  (9)                 *
Total:  All directors and executive officers                      2,704,728 (10)               5.6%

---------------

 *   Less than 1%

(1) Except as otherwise noted, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. The address of each person named in the above table is in care of StarBase Corporation, 4 Hutton Centre Drive, Suite 800 Santa Ana, CA 92707-8713.

(2) Includes 33,882 shares of common stock held by Mr. Stow. Also includes 573,119 shares of common stock held by Mr. Stow as trustee of the Stow Family Trust, of which 568,124 shares are subject to a Performance Escrow Agreement. Also includes 383,118 shares of common stock and 33,329 shares of common stock issuable upon the exercise of currently exercisable stock options by Mr. Stow and Mrs. Stow, respectively. Mr. Stow disclaims beneficial ownership of the shares exercisable by Mrs. Stow.

(3) Includes 15,000 shares of common stock held by Mr. Farrow. Also includes 322,669 shares of common stock issuable upon the exercise of currently exercisable stock options.

(4) Represents shares of common stock issuable upon the exercise of currently exercisable stock options.

(5) Includes 9,434 shares of common stock held by Mr. Kucheck. Also includes 219,210 shares of common stock issuable upon the exercise of currently exercisable stock options and 1,887 shares of common stock issuable upon the exercise of warrants.

(6) Includes 24,220 shares of common stock held by Mr. Norman of which 13,786 shares are subject to a Performance Escrow Agreement. Also includes 87, 614 shares of common stock issuable upon the exercise of currently exercisable stock options and 1,887 shares of common stock issuable upon the exercise of warrants.

(7) Includes 163,200 shares of common stock held by Mr. Ginns and 5,500 shares of common stock held by Mrs. Ginns. Also includes 118,541 shares of common stock issuable upon the exercise of currently exercisable stock options. Mr. Ginns disclaims beneficial ownership of the shares held by Mrs. Ginns.

(8) Includes 13,753 shares of common stock held by Mr. Snedegar; 1,191 shares of common stock held by Mr. Snedegar as trustee for the Snedegar Revocable Living Trust; 1,667 shares held by Norexco Petroleum of which Mr. Snedegar is President; and 83,501 shares held by Access Financial Limited of which Mr. Snedegar is the general partner. Also includes 156,873 shares of common stock issuable upon the exercise of currently exercisable stock options.

(9) Includes 7,000 shares of common stock held by Mr. Sullivan. Also includes 86,541 shares of common stock issuable upon the exercise of currently exercisable stock options.

(10) Includes a total of 938,314 shares of common stock, 3,774 shares of common stock issuable upon the exercise of warrants and 1,762,640 shares of common stock issuable upon exercise of stock options held by all directors and executive officers of the Company as a group that are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

In fiscal 1995, the Board of Directors authorized the Company to loan William Stow III, President and CEO of StarBase, the sum of $126,000. Principal and accrued interest aggregated $99,087 and $94,259, at March 31, 2000 and 1999, respectively. The loan is evidenced by a promissory note and is collateralized by shares of the Company's common stock, which are owned by Mr. Stow. The note bears interest at a rate of 6.34% per annum, payable at maturity. The maturity date was originally November 4, 1998, and during the year ended March 31, 1999, the maturity date on the note was extended to November 4, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     EXHIBITS

Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

       Exhibit                                                                       Ref./
       Number                     Description Of Document                            Page
      -------- -----------------------------------------------------------------   --------
        3.1    Amended and Restated Certificate of Incorporation of the Company       (A)

        3.2    Amended and Restated Bylaws of the Company                             (B)

        4.1    Form of Registration Rights Agreement                                  (C)

        10.1   Accounts Receivable Purchase Agreement with Silicon Valley Bank        (D)

        10.2   Intellectual Property Security Agreement with Silicon Valley Bank      (D)

        10.3   Form of Securities Purchase Agreement                                  (C)

        10.4   Form of Warrant                                                        (C)

        10.5   Form of Warrant (Kaufman Brothers L.P.)                                (E)

        10.6   Agreement and Plan of Merger dated as of November 3, 1999 among
               StarBase Corporation, OBJS                                             (F)

               Acquisition Corp. and ObjectShare, Inc.

        10.7   Secured Promissory Note, dated November 3, 1999, from
               ObjectShare, Inc. to StarBase                                          (F)

               Corporation.

        10.8   Employment Agreement, dated November 3, 1999, between StarBase
               Corporation and James H. Smith.                                        (F)

        10.9   Lease, dated October 3, 1997 between ParcPlace Digitalk, Inc. and
               Hale Property Ltd., L.P.                                               (F)

        10.10  SubLease, dated March 26, 1997, between ParcPlace Digitalk, Inc.
               and Carollo Engineers, an                                              (F)

               Arizona partnership.

        10.11  Form of Stock Option Agreement granted to Messrs. James H. Smith,
               Eugene L. Goda and specific                                            (F)

               employees of ObjectShare, Inc. in connection with the merger.

        10.12  Lock Up Letter dated as of November 3, 1999 from James H. Smith.       (F)

        10.13  Stock Purchase Agreement, dated as of March 8, 2000, among
               StarBase, Premia and each of                                           (G)

               stockholders of Premia

        10.14  First Amendment to Lease with Starwood O.C. Portfolio I, LLC

        10.15  Agreement and Plan of Merger (By and among StarBase Corporation,
               Genitor Acquisition Corp., and Genitor Corporation)

        23.1   Consent of Deloitte & Touche LLP, Independent Auditors

        23.2   Consent of PricewaterhouseCoopers LLP, Independent Accountants

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

        (C) Incorporated herein by reference to the Company's Form 10-Q (file number 0-25612) filed with the Commission on August 16, 1999.

        (D) Incorporated herein by reference to the Company's Form S-3 (file number 333-72833) filed with the Commission on April 19, 1999.

        (E) Incorporated herein by reference to the Company's Form S-3 (file number 333-89687) filed with the Commission on October 26, 1999.

        (F) Incorporated herein by reference to the Company's Form S-4 (file number 333-30260) filed with the Commission on February 11, 2000.

        (G) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on March 23, 2000.

(b)     REPORTS ON FORM 8-K

In a report filed on Form 8-K, dated March 23, 2000, the Company reported the acquisition of Premia Corporation.

In a report filed on Form 8-K, dated April 27, 2000, the Company reported the acquisition of ObjectShare, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 2000.

                                               STARBASE CORPORATION

                                               By: /s/ Douglas S. Norman
                                                   -----------------------------
                                                       Douglas S. Norman
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and dates indicated.



         Signature                                      Title                                Date
         ---------                                      -----                                ----
/s/ William R. Stow III                         Chairman of the Board,                   June 29, 2000
-------------------------------                Chief Executive Officer,
    William R. Stow III                             and President
                                            (principal executive officer)


/s/ Donald R. Farrow                           Executive Vice President                  June 29, 2000
-------------------------------
    Donald R. Farrow


/s/ Phillip E. Pearce                                  Director                          June 29, 2000
-------------------------------
    Phillip E. Pearce


/s/ Daniel P. Ginns                                    Director                          June 29, 2000
-------------------------------
    Daniel P. Ginns


/s/ John R. Snedegar                                   Director                          June 29, 2000
-------------------------------
    John R. Snedegar


/s/ Frank R. Caccamo                                   Director                          June 29, 2000
-------------------------------
    Frank R. Caccamo


/s/ Barry W. Sullivan                                  Director                          June 29, 2000
-------------------------------
    Barry W. Sullivan

                                 EXHIBIT INDEX

        10.14  First Amendment to Lease with Starwood O.C. Portfolio I, LLC

        10.15 Agreement and Plan of Merger (By and among StarBase Corporation, Genitor Acquisition Corp., and Genitor Corporation)

        23.1   Consent of Deloitte & Touche LLP, Independent Auditors

        23.2   Consent of PricewaterhouseCoopers LLP, Independent Accountants

        27     Financial data schedule