Form 10-Q
period 2000-06-30
STARBASE CORP
filed 2000-08-04
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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
Yes [X]   No [ ]


Number of shares outstanding as of July 31, 2000: Common Stock:       46,549,629
                                                  Preferred Stock:             0

================================================================================

                              StarBase Corporation

                                TABLE OF CONTENTS

                                                                                                     PAGE
                                                                                                     ----
PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Consolidated Balance Sheets at June 30, 2000 (Unaudited) and March 31, 2000              3

              Consolidated Statements of Operations (Unaudited) for the three month
              periods ended June 30, 2000 and 1999                                                     4

              Consolidated Statements of Comprehensive Operations (Unaudited) for the three
              month periods ended June 30, 2000 and 1999                                               5

              Consolidated Statements of Cash Flows (Unaudited) for the three month
              periods ended June 30, 2000 and 1999                                                     6

              Notes to Consolidated Financial Statements (Unaudited)                                   7

    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                               12

    ITEM 3.   Qualitative and Quantitative Disclosures about Market Risk                              21

PART II.      OTHER INFORMATION

    ITEM 6.   Exhibits and Reports on Form 8-K                                                        22

Signatures                                                                                            23

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                               June 30,         March 31,
                                                                 2000             2000
                                                             -----------        --------
                                                             (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                   $  10,488         $ 11,448
  Restricted cash                                                    39               39
  Marketable securities                                               9               11
  Accounts receivable, net of allowances of $403 at
    June 30, 2000 and $202 at March 31, 2000                      6,546            6,696
  Notes and other receivables, net of allowances of
    $720 at June 30, 2000 and $707 at March 31, 2000                 96               26
  Prepaid expenses and other assets                                 984              568
                                                              ---------         --------
    Total current assets                                         18,162           18,788

Property and equipment, net                                       1,547            1,526
Intangible assets, net                                           32,767           21,074
Note receivable from officer                                        100               99
Long-term restricted cash                                            39               39
Other non-current assets                                            253              687
                                                              ---------         --------
Total assets                                                  $  52,868         $ 42,213
                                                              =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                            $   1,430         $  1,358
  Accrued compensation                                            1,632            1,475
  Other accrued liabilities                                         575              390
  Deferred revenue                                                4,293            4,017
  Current portion of long-term obligations                          273              119
                                                              ---------         --------
    Total current liabilities                                     8,203            7,359

Long-term liabilities:
  Long-term obligations, less current portion                        95               49
  Long-term deferred revenue                                        431              535
                                                              ---------         --------
    Total long-term liabilities                                     526              584
                                                              ---------         --------
    Total liabilities                                             8,729            7,943

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued and outstanding at
    June 30, 2000 and March 31, 2000                                 --               --
  Common stock, $.01 par value; 80,000,000 authorized;
    46,440,669 and 44,315,610 shares issued and
    outstanding at June 30, 2000 and March 31, 2000                 464              443
  Additional paid-in capital                                    105,981           92,242
  Accumulated deficit                                           (62,193)         (58,305)
Accumulated other comprehensive loss                               (113)            (110)
                                                              ---------         --------
  Total stockholders' equity                                     44,139           34,270
                                                              ---------         --------
Total liabilities and stockholders' equity                    $  52,868         $ 42,213
                                                              =========         ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                          Three months ended
                                                                June 30,
                                                      --------------------------
                                                          2000             1999
                                                      -----------       --------
                                                              (Unaudited)
Revenues:
  License                                              $  5,114         $  2,972
  Service                                                 1,927              521
                                                       --------         --------
    Total revenues                                        7,041            3,493

Cost of Revenues:
  License                                                   104              249
  Service                                                   925              197
  Amortization of intangibles                               405               --
                                                       --------         --------
    Total cost of revenues                                1,434              446
                                                       --------         --------

Gross margin                                              5,607            3,047

Operating Expenses:
  Research and development                                1,827              975
  Sales and marketing                                     3,922            1,927
  General and administrative                              1,540              795
  Non-cash stock based compensation                       1,122                9
  Amortization of intangibles                             1,240               49
                                                       --------         --------
    Total operating expenses                              9,651            3,755
                                                       --------         --------
  Operating loss                                         (4,044)            (708)

  Interest and other income (expense)                       157                3
                                                       --------         --------
Loss before income taxes                                 (3,887)            (705)

  Provision for income taxes                                  1               --
                                                       --------         --------
Net loss                                                 (3,888)            (705)

  Non-cash dividend and accretion of beneficial
    conversion feature                                       --              596
                                                       --------         --------
Net loss applicable to common stockholders             $ (3,888)        $ (1,301)
                                                       ========         ========

Per share data:
  Basic and diluted net loss per common share          $  (0.09)        $  (0.05)
                                                       ========         ========
  Basic and diluted weighted average common
    shares outstanding                                   44,335           27,924
                                                       ========         ========

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                CONSOLIDATED STATEMENTS OF COMPRENSIVE OPERATIONS
                                 (in thousands)

                                                            Three months ended
                                                                June 30,
                                                          ----------------------
                                                           2000            1999
                                                          -------         ------
                                                               (Unaudited)

Net loss                                                  $(3,888)        $(705)
Other comprehensive loss:
  Unrealized loss on available for sale securities             (2)           --
                                                          -------         -----

Total comprehensive loss                                  $(3,890)        $(705)
                                                          =======         =====


     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Three months ended
                                                                 June 30,
                                                           -------------------
                                                             2000        1999
                                                           --------    -------
                                                               (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                 $ (3,888)   $  (705)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                             1,785        138
    Provision for doubtful accounts and sales returns            34         --
    Stock option compensation expense                         1,122          9
    Changes in operating assets and liabilities, net
      of effects of acquisitions:
      Accounts receivable                                       273     (1,717)
      Notes and other receivables                               (91)         5
      Prepaid expenses and other assets                        (247)        45
      Other non-current assets                                  (63)        19
      Accounts payable and accrued liabilities                 (421)       161
      Deferred revenue                                          164        868
                                                           --------    -------
Net cash used in operations                                  (1,332)    (1,177)

Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired               30         --
  Capital expenditures                                         (161)       (43)
                                                           --------    -------
Net cash used in investing activities                          (131)       (43)

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock:
    Exercise of options                                         181        447
    Exercise of warrants                                        400        294
  Payment of financing related costs                             (1)       (21)
  Payments on capitalized lease obligations                     (77)       (27)
                                                           --------    -------
Net cash provided by financing activities                       503        693
                                                           --------    -------
Net decrease in cash                                           (960)      (527)

Cash and cash equivalents, beginning of period               11,448      1,363
                                                           --------    -------
Cash and cash equivalents, end of period                   $ 10,488    $   836

Supplemental Cash Flow Information:

  Interest paid                                            $     10    $     7
                                                           ========    =======
  Income taxes paid                                        $      1    $     0
                                                           ========    =======
Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends      $     --    $   596
                                                           ========    =======
  Conversion of preferred stock to common stock            $     --    $     7
                                                           ========    =======
  Capitalized lease and insurance financing                $    171    $    63
                                                           ========    =======
  Change in unrealized loss on securities
    available for sale                                     $      2    $    --
                                                           ========    =======

            See Note 7 for details of assets acquired and liabilities
                        assumed in purchase transactions.

     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

StarBase Corporation, a Delaware corporation (the Company), is a leading provider of collaboration products for the creation and management of integrated code and content eBusiness applications. Collaboration is the simultaneous coordination, management and communication of geographically dispersed contributors of both code and content for eBusiness applications. The Company develops, markets, and supports a complete family of user-friendly software products that support the continuous cycle of creating, linking and managing digital assets, which comprise complex eBusiness applications. The Company's products enable users with differing technical and functional backgrounds to collaborate on the production of Web sites and eBusiness initiatives from multiple locations. The Company's professional services organization provides implementation, consulting and training expertise. The Company's current product line consists of StarTeam(R) and StarTeam(R) Enterprise, StarDisk(R), StarGate(R), StarSweeperTM, StarTeam Web Edition(R), StarTeam Web Approval(R), StarFlow(R), StarEstimator(R), StarSync(R), RoundTable(R), and Versions(R) as well as the product lines acquired in the Premia acquisition: CodeWright(R), DocWright(R) and SpyWright(R).

2.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of June 30, 2000 and for the three months ended June 30, 2000, and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented. The interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the StarBase Corporation report to the Securities and Exchange Commission on Form 10-K, for the year ended March 31, 2000.

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

For the three months ended June 30, 2000, net loss and net loss applicable to common stockholders was $3,888,000. For the three months ended June 30, 1999, net loss applicable to common stockholders was $1,301,000 representing net loss of $705,000 plus non-cash dividend and accretion of beneficial conversion feature of $596,000 consisting of $548,000 associated with the Series H Preferred Stock and $48,000 associated with the Series I Preferred Stock.

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities, which consist of options to purchase 3,742,198 shares of common stock at prices ranging from $0.625 to $13.07 per share, warrants to purchase 172,715 shares of common stock at prices ranging from $0.73 to $3.88 per share and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three month period ended June 30, 2000. Common stock equivalents, which consist of options to purchase 2,095,476 shares of common stock at prices ranging from $0.625 to $3.44 per share, warrants to purchase 2,678,657 shares of common stock at prices raging from $0.59 to $3.25 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three month period ended June 30, 1999.

3.  COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

      (In thousands)                                     June 30,          March 31,
                                                           2000              2000
                                                        -----------        --------
                                                        (Unaudited)
    Property and equipment:

    Computer hardware                                     $  1,991         $  1,836
    Furniture and fixtures                                     633              628
    Computer software                                          239              239
    Motor vehicle                                               32               32
    Leasehold improvements                                     251              251
                                                          --------         --------
                                                             3,146            2,986
    Less accumulated depreciation and amortization          (1,599)          (1,460)
                                                          --------         --------
                                                          $  1,547         $  1,526
                                                          ========         ========
    Intangible assets:

    Patents and trademarks                                $     20         $     20
    Developed technology                                     9,533              988
    Customer lists                                             161              161
    Assembled workforce                                        368              368
    Goodwill                                                24,837           13,959
                                                          --------         --------
                                                            34,919           21,581
    Less accumulated amortization                           (2,152)            (507)
                                                          --------         --------
                                                          $ 32,767         $ 21,074
                                                          ========         ========

4.  EQUITY TRANSACTIONS

WARRANTS

Warrant activity for the three month period ended June 30, 2000 is as follows:

                                                                   Warrant Price
                                                     Shares          Per Share
                                                    ---------      -------------

    Outstanding at March 31, 2000                    239,669       $0.73 - $2.00
    Granted                                          146,379           $3.88
    Exercised                                       (213,333)      $1.25 - $2.00
                                                    --------
    Outstanding at June 30, 2000                     172,715       $0.73 - $3.88
                                                    ========

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  STOCK OPTION PLAN

The Company's stock option plan (the 1996 Plan) provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at June 30, 2000 was 8.4 years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 1,547,751 were outstanding at June 30, 2000. In addition, the Company has granted non-qualified stock options, of which 12,318,807 were outstanding at June 30, 2000. As a result of the acquisition of Premia Corporation, the Company assumed all of the outstanding options granted under the Premia ISO stock option plan, of which 222,413 were outstanding at June 30, 2000.

Stock option activity for the three month period ended June 30, 2000 is as follows:

                                                                       Weighted-
                                                                        Average
                                                                       Exercise
                                                       Shares            Price
                                                     ----------        ---------

    Outstanding at March 31, 2000                    11,836,123         $4.16
    Granted                                           2,700,157         $4.84
    Lapsed or canceled                                 (316,310)        $8.09
    Exercised                                          (130,999)        $1.26
                                                     ----------
    Outstanding at June 30, 2000                     14,088,971         $4.22
                                                     ==========
    Exercisable at June 30, 2000                      3,742,198         $1.86
                                                     ==========

Stock option summary information at June 30, 2000 is as follows:

                                     Options Outstanding
                     ----------------------------------------------------                 Options Exercisable
                                    Weighted-Average                                --------------------------------
   Range of                             Remaining        Weighted-Average                          Weighted-Average
Exercise Prices        Shares       Contractual Life      Exercise Price              Shares        Exercise Price
---------------      ----------     ----------------     ----------------           ----------     ----------------
$0.50 - $1.00         1,951,151         8.3 years              $0.67                   885,572           $0.67
$1.01 - $1.50         3,959,571         8.2 years              $1.31                 1,115,939           $1.29
$1.51 - $2.00         1,712,697         7.9 years              $1.66                   782,372           $1.65
$2.01 - $2.50           406,352         8.9 years              $2.11                   260,964           $2.07
$2.51 - $3.00           226,292         5.1 years              $2.68                   113,245           $2.69
$3.01 - $3.50           178,126         7.6 years              $3.46                    20,416           $3.44
$3.51 - $4.00         1,546,820         7.2 years              $3.87                   446,250           $3.88
$4.01 - $4.50           285,000         8.0 years              $4.05                         0           $0.00
$4.51 - $10.00        1,109,300         9.4 years              $5.91                    53,445           $5.07
$10.01- $20.00        2,713,662         9.6 years             $12.68                    63,995          $10.96
                      ---------                                                      ---------
                     14,088,971                                                      3,742,198
                     ==========                                                      =========

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  OPERATING SEGMENT INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

The Company's reportable operating segments include software licenses and services. The software licenses operating segment develops and markets the Company's eBusiness collaboration products. The services segment provides after-sale support for software products and fee-based training and consulting services related to the Company products.

The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues and gross margin.

Operating segment data for the three month ended June 30, 2000 and 1999 was as follows:

                                        Software
                                        licenses      Services       Total
                                        --------      --------       ------
(In thousands)

Three months ended June 30, 2000:
    Revenues                             $5,114        $1,927        $7,041
    Cost of revenues                        509           925         1,434
                                         ------        ------        ------

        Gross margin                     $4,605        $1,002        $5,607
                                         ======        ======        ======

Three months ended June 30, 1999:
    Revenues                             $2,794        $  699        $3,493
    Cost of revenues                        164           282           446
                                         ------        ------        ------

        Gross margin                     $2,630        $  417        $3,047
                                         ======        ======        ======

7.  ACQUISITIONS

On April 13, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of ObjectShare, Inc. (ObjectShare), in exchange for 1,210,838 shares of the Company's common stock valued at $8,842,000, transaction costs of $1,065,000 (payable in 100,000 shares of the Company's common stock valued at $506,000 and cash of $559,000) and the assumption of net liabilities of $972,000. The net liabilities assumed include a write-down of $279,000 of property to its estimated fair market value and the assumption of $253,000 of severance liabilities which was settled by the issuance of 49,985 shares of the Company's common stock. The acquisition was accounted for as a purchase and the purchase price of $10,879,000 was allocated as follows:


(In thousands)

Current assets                                      $   179
Goodwill                                             11,630
Long-term assets                                         42
Liabilities assumed                                    (972)
                                                    -------
  Total purchase price                              $10,879
                                                    =======

ObjectShare's operating results have been included in the Company's financial statements from the date of acquisition. Goodwill will be amortized on a straight-line basis over five years and recorded as an operating expense.

On June 12, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Genitor Corporation (Genitor), in exchange for 419,904 shares of the Company's common stock valued at $2,456,000, transaction costs of $7,000, and the assumption of net liabilities of $34,000. The acquisition was accounted for as a purchase and the purchase price of $2,459,000 was allocated as follows:

(In thousands)

Current assets                                     $   34
Developed technology                                2,455
Long-term assets                                        4
Liabilities assumed                                   (34)
                                                   ------
  Total purchase price                             $2,459
                                                   ======

Genitor's operating results have been included in the Company's financial statements from the date of acquisition. Developed technology will be amortized on a straight-line basis over five years and recorded as a cost of revenue.

The following unaudited pro forma results of operations assume that the Genitor acquisition had occurred on the first day of each period presented. The pro forma results of operations are presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it indicative of future results of operations of the combined enterprise.

                                          Three months ended     Year Ended
                                             June 30, 2000     March 31, 2000
                                          ------------------   --------------
                                               (in thousands, except
                                                 per share amounts)

Net revenues                                    $ 7,119          $17,676
Net loss                                         (4,045)          (6,619)
Net loss applicable to common stockholders       (4,045)          (7,165)

Basic and diluted net loss per common share       (0.09)           (0.21)

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on currently available information and our current beliefs, expectation and projections about future events, including, among other things: successfully implementing our business strategy; maintaining and expanding market acceptance of the products we offer; and our ability to successfully compete in our marketplace. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors" of this document and in the Company's other filing with the Securities and Exchange Commission, including the Company's Annual Report for the year ended March 31, 2000 on Form 10-K.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of total revenue for the three months ended June 30, 2000 and 1999.

                                                        Three months ended
                                                             June 30,
                                                       --------------------
                                                       2000           1999
                                                       -----          -----

Revenues:
  License                                               72.6%          85.1%
  Service                                               27.4           14.9
                                                       -----          -----
    Total revenues                                     100.0          100.0

Cost of revenues:
  License                                                1.5            7.1
  Service                                               13.1            5.6
  Amortization of intangibles                            5.8             --
                                                       -----          -----
    Total cost of revenues                              20.4           12.8
                                                       -----          -----
Gross profit                                            79.6           87.2

Operating expenses:
  Research and development                              25.9           27.9
  Sales and marketing                                   55.7           55.2
  General and administrative                            21.9           22.8
  Non-cash stock based compensation                     15.9            0.2
  Amortization of intangibles                           17.6            1.4
                                                       -----          -----
    Total operating expenses                           137.0          107.5
                                                       -----          -----
Loss from operation                                    (57.4)         (20.3)

Other income (expense), net                              2.2            0.1
                                                       -----          -----
Loss before income taxes                               (55.2)         (20.2)
Provision for income taxes                               0.0            0.0
                                                       -----          -----
Net loss                                               (55.2)         (20.2)
Non-cash dividend and accretion of beneficial
  conversion feature                                      --           17.0
                                                       -----          -----
Net loss applicable to common stockholders             (55.2)%        (37.2)%
                                                       =====          =====

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

Revenues were $7.0 million and $3.5 million for the three month periods ended June 30, 2000 and 1999, respectively, representing an increase of $3.5 million or 102%. International revenues accounted for less than 10% of total revenue in the three months ended June 30, 2000 and 1999.

License - License revenues were $5.1 million and $3.0 million for the three month periods ended June 30, 2000 and 1999, respectively, representing an increase of $2.1 million or 72%. License revenues represented 72.6% and 85.1% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in license revenues was due to an increase in the Company's sales force along with the new products available through the Premia acquisition. The acquired products were CostWright, DocWright, and SpyWright.

Service - Service revenues were $1.9 million and $521,000 for the three month periods ended June 30, 2000 and 1999, respectively, representing an increase of $1.4 million or 270%. Service revenues represented 27.4% and 14.9% of total revenues for the three months ended June 30, 2000 and 1999, respectively. The increase in service revenues was due to an increase in the Company's training and consulting organization along with an increase in the number of software licenses sold with maintenance agreements.

COST OF REVENUES

License - License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product. License cost of revenues was $104,000 and $249,000 for the three month periods ended June 30, 2000 and 1999, respectively, representing a decrease of $145,000 or 58%. License cost of revenues as a percentage of total revenue was 1.5% and 7.1% for the three months ended June 30, 2000 and 1999, respectively. The decrease in cost of revenues was a result of an increase in the average size of the Company's sales thus requiring a fewer number of manuals and media to be shipped.

Service - Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues were $925,000 and $197,000 for the three month periods ended June 30, 2000 and 1999, respectively, representing and increase of $728,000 or 370%. Service cost of revenues as a percentage of total revenue was 13.1% and 5.6% for the three months ended June 30, 2000 and 1999, respectively. The increases were due to the increases in the training and consulting organization along with training costs related to the increase in personnel.

Amortization of intangibles - Amortization of intangibles consists of the amortization of developed technology associated with the Premia and Genitor acquisitions. Amortization of intangibles was $405,000 for the three months ended June 30, 2000 and was 5.8% of total revenues. There was no amortization of intangibles for the three months ended June 30, 1999. See Note 7 of the Notes to the Consolidated Financial Statements for more information concerning the purchase price allocation associated with the Genitor acquisition.

OPERATING EXPENSES

Research and development expenses - Research and development expenses were $1.8 million and $1.0 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of 800,000 or 87%. The increase was primarily related to an increase of 31 software developers and quality assurance personnel compared to the same period in the prior year.

Sales and marketing - Sales and marketing expenses were $3.9 million and $1.9 million for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $2.0 million or 103%. The increase was primarily related to the increase in salaries and related expenses incurred in increase the sales and marketing staff.

General and administrative - General and administrative expenses were $1.5 million and $800,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $700,000 million or 94%. The increase was primarily due an increase in salaries and related expenses incurred in building our infrastructure.

Non-cash stock based compensation - Non-cash stock based compensation was $1.1 million and $9,000 for the three months ended June 20, 2000 and 1999, respectively, representing an increase of $1.1 million. Non-cash stock based compensation expense represents the difference between the exercise price of stock options and warrants granted to non-employees and the deemed fair market value of the Company's common stock at the date of the grant amortized over the vesting period.

Amortization of intangibles - Amortization of intangibles was $1.2 million and $49,000 for the three months ended June 30, 2000 and 1999, respectively. This includes amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, and ObjectShare acquisitions. See Note 7 to the Notes to the Consolidated Financial Statements for more information concerning the purchase price allocation associated with the ObjectShare acquisition.

Other income (expense), net - Other income (expense), net was $157,000 and $3,000 for the three months ended June 30, 2000 and 1999, respectively, representing an increase of $154,000. The increase is due to higher interest income resulting from more cash being available to invest.

Provision for income taxes - Provision for income taxes was $1,000 for the three months ended June 30, 2000. This represents the minimum amount required for state taxes. The Company has not recorded a current or deferred provision for deferral income taxes for any period to date, as a result of losses incurred since its inception.

Net loss applicable to common stockholders - Net loss applicable to common stockholders for the three months ended June 30, 2000 was $3.9 million consisting of our net loss for the period. Net loss applicable to common stockholders for the three months ended June 30, 1999 was $1.3 million consisting of our net loss for the period of $705,000 and $596,000 of non-cash dividend and accretion of beneficial conversion feature of preferred stock.

INFLATION

Inflation has not had a significant effect on our results of operations of financial position for the three month periods ended June 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business, to date, primarily from the issuance of equity securities. Cash and cash equivalents as of June 30, 2000 were $10,488,000 and $11,448,000 as of March 31, 2000. At June 30, 2000 the Company had working capital of $9,959,000, compared to $11,429,000 at March 31, 2000.

Net cash used in operating activities was $1,332,000 and $1,177,000 for the three months ended June 30, 2000 and 1999, respectively. The increase was primarily due to an increased loss from operations of $3,183,000 offset by an increase in depreciation and amortization of $1,647,000 and an increase in stock option compensation expense of $1,113,000.

Net cash used in investing activities was $131,000 and $43,000 for the three months ended June 30, 2000 and 1999, respectively. The increase was primarily due to an increase in capital expenditures.

Net cash provided from financing activities was $503,000 and $693,000 for the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000, exercise of options provided $181,000 and exercise of warrants provided $400,000.

The Company believes that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next twelve months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable term or at all.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $403,000 at June 30, 2000 for future returns and other collection issues, no change from March 31, 1999.

NEW ACCOUNTING STANDARDS

In December 1999, Staff Accounting Bulletin No. 101 was issued to provide to staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact this bulletin may have on its financial statements.

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

OUR QUARTERLY REVENUES AND OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE

Our revenues and operating results for any quarter are not necessarily indicative of results to be expected in future periods. We expect our common stock price to vary with our operating results and, consequently, any adverse fluctuations in our operating results could have an adverse effect on our stock price. Our operating results have in the past been, and will continue to be, subject to quarterly fluctuations as a result of a number of factors. These factors include:

    o the size and timing of customer orders and the recognition of revenue from those orders;

    o changes in budgets or purchasing patterns of our customers;

    o increased pricing pressure from competitors in the software and Internet industries;

    o the introduction and market acceptance of new technologies and standards;

    o the integration of people, operations, and products from acquired businesses and technologies;

    o changes in operating expenses and personnel; and

    o changes in general and specific economic conditions in the software and Internet industries.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES

Since our inception, we have had a history of losses and as of June 30, 2000, we had an accumulated deficit of $62,193,000. Further, our cash requirements to run our business have been and will continue to be significant. In the past, we have had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

    o there is market acceptance of commercial services utilizing our products;

    o our competitors announce and develop competing products or significantly lower their prices; and

    o our customers promote our product.

We may not be able to achieve our goals and become profitable.

WE RELY HEAVILY ON SALES OF STARTEAM AND IF IT DOES NOT SUSTAIN OR INCREASE MARKET ACCEPTANCE, WE ARE LIKELY TO EXPERIENCE LARGER LOSSES

For the three months ended June 30, 2000, we generated 55% of our total revenues and 76% of our licensing revenues from licenses of our StarTeam product line. We believe that revenues generated from StarTeam will continue to account for a large percentage of our revenues for the foreseeable future. A decline in the price of, or demand for, StarTeam would have a material adverse effect on our business, operating results and financial condition. The following events may reduce the demand for StarTeam:

    o competition from other products;

    o flaws in our software products or incompatibility with third-party hardware or software products;

    o negative publicity or evaluation of our company; or

    o obsolescence of the hardware platforms or software environments in which our systems run.

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

OUR PRODUCTS COULD BECOME OBSOLETE IF WE ARE UNABLE TO ADAPT TO THE RAPID CHANGES IN THE EBUSINESS MARKET

Rapidly changing Internet technology and standards may impede market acceptance of our products. The continued success of our products will require us to develop and introduce new technologies and to offer functionality that we do not currently provide. We may not be able to quickly adapt our products to new Internet technology. If Internet technologies emerge that are incompatible with StarTeam or other new Internet products that we develop, our products may become obsolete and existing and potential new customers may seek alternatives. The following factors characterize the markets for our products:

    o rapid technological advances;

    o evolving industry standards, including operating systems;

    o changes in end-user requirements; and

    o frequent new product introductions and enhancements.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE OUR RECENT ACQUISITION OF PREMIA CORPORATION

We acquired Premia Corporation on March 8, 2000. The success of this acquisition will depend on our ability to:

    o successfully integrate and manage Premia's technology and operations;

    o retain Premia's software developers;

    o develop and market new products and enhance existing products based on Premia's technology; and

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

We may acquire additional technologies or companies in the future through a merger, acquisition, joint venture or other structure. We may not be able to identify, acquire, profitably manage or successfully integrate any acquired business without substantial expense, delay or other operational or financial problems. Entering into an acquisition entails many risks, including:

    o diversion of management's attention from other business concerns;

    o failure to integrate and manage the combined company's business;

    o potential loss of key employees, including software developers and other information technology, or IT, professionals, from either our business or an acquired business;

    o dilution to our existing stockholders as a result of issuing common stock or other securities; and

    o assumption of liabilities of an acquired company.

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

WE HAVE LIMITED EXPERIENCE CONDUCTING OPERATIONS INTERNATIONALLY, WHICH MAY MAKE OVERSEAS EXPANSION MORE DIFFICULT AND COSTLY

To date, we have derived most of our revenues from sales to North American customers. We plan to expand our international operations in the future. There are many barriers and risks to competing successfully in the international marketplace, including:

    o costs of customizing products for foreign countries;

    o foreign currency risks;

    o dependence on local vendors;

    o compliance with multiple, conflicting and changing governmental laws and regulations;

    o longer sales cycles; and

    o import and export restrictions and tariffs.

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

WE MAY FAIL TO EFFECTIVELY MANAGE AND SUPPORT OUR ANTICIPATED GROWTH IN
OPERATIONS

To succeed in the implementation of our business strategy, we must rapidly execute our sales strategy, further develop and enhance products and expand our service capabilities. To manage anticipated growth resulting from this strategy, we must:

    o continue to implement and improve our operational, financial and management information systems;

    o hire, train and retain qualified personnel;

    o continue to expand and upgrade core technologies; and

    o effectively manage multiple relationships with our customers, applications developers and other third parties.

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

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at June 30, 2000.

We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk, foreign currency exchange risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and concluded that none of our exposures in these areas is material to fair values, cash flows or earnings. We regularly review these risks to determine if we should enter into active strategies, such as hedging, to help manage the risks. At the present time, we do not have any hedging programs in place and we are not trading in any financial or derivative instruments.

We currently do not have any material debt, so we do not have interest rate risk from a liability perspective. We do have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

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


                                             STARBASE CORPORATION
                                             (Registrant)

August 4, 2000                               /s/  Douglas S. Norman
--------------                               -------------------------------
Date                                              Douglas S. Norman
                                                  Chief Financial Officer

                                 EXHIBIT INDEX

          EXHIBIT                                                      REF./
          NUMBER                  DESCRIPTION                          PAGE
          -------                 -----------                          -----
            27              Financial Data Schedule