Form 10-Q
period 2000-09-30
STARBASE CORP
filed 2000-11-14
CIK 911577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


         [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


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
Yes [X]   No  [ ]


Number of shares outstanding as of September 30, 2000: Common Stock: 50,298,101
                                                       Preferred Stock:       0

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Consolidated Balance Sheets at September 30, 2000
           (Unaudited) and March 31, 2000                                      3

           Consolidated Statements of Operations (Unaudited) for the
           three and six month periods ended September 30, 2000 and 1999       4

           Consolidated Statements of Comprehensive Operations
           (Unaudited) for the three and six month periods ended
           September 30, 2000 and 1999                                         5

           Consolidated Statements of Cash Flows (Unaudited) for the
           three and six month periods ended September 30, 2000 and 1999       6

           Notes to Consolidated Financial Statements (Unaudited)              7

   ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12

   ITEM 3. Qualitative and Quantitative Disclosures about Market Risk         23

PART II.   OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K                                   24

Signatures                                                                    25

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       September 30,        March 31,
                                                                           2000               2000
                                                                       ------------         ----------
                                                                                (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                              $  26,336          $ 11,448
  Restricted cash                                                               39                39
  Marketable securities                                                          3                11
  Accounts receivable, net of allowances of $403 at
  Sept. 30, 2000 and $202 at March 31, 2000                                  6,818             6,696

  Notes and other receivables, net of allowances of $735 at
  Sept. 30, 2000 and $707 at March 31, 2000                                    106                26

  Prepaid expenses and other assets                                          1,093               568
                                                                         ---------          --------

    Total current assets                                                    34,395            18,788

Property and equipment, net                                                  1,933             1,526
Intangible assets, net                                                      31,333            21,074
Note receivable from officer                                                   101                99
Long-term restricted cash                                                       --                39
Other non-current assets                                                       295               687
                                                                         ---------          --------

Total assets                                                             $  68,057          $ 42,213
                                                                         =========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                       $   1,859          $  1,358
  Accrued compensation                                                       1,727             1,475
  Other accrued liabilities                                                    526               390
  Deferred revenue                                                           4,420             4,017
  Current portion of long-term obligations                                     204               119
                                                                         ---------          --------

    Total current liabilities                                                8,736             7,359

Long-term liabilities:
  Long-term obligations, less current portion                                   75                49
  Long-term deferred revenue                                                   328               535
                                                                         ---------          --------

    Total long-term liabilities                                                403               584
                                                                         ---------          --------
    Total liabilities                                                        9,139             7,943

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized, none issued and outstanding at September 30, 2000
   and March 31, 2000                                                           --                --
  Common stock, $.01 par value; 100,000,000 authorized;
   50,298,101 and 44,315,610 shares issued and outstanding at
   September 30, 2000 and March 31, 2000                                       503               443
  Additional paid-in capital                                               124,113            92,242
  Accumulated deficit                                                      (65,579)          (58,305)
  Accumulated other comprehensive loss                                        (119)             (110)
                                                                         ---------          --------

    Total stockholders' equity                                              58,918            34,270
                                                                         ---------          --------

Total liabilities and stockholders' equity                               $  68,057          $ 42,213
                                                                         =========          ========



     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                              Three months ended                   Six months ended
                                                                  September 30,                       September 30,
                                                           --------------------------         ---------------------------
                                                             2000               1999             2000              1999
                                                           --------          --------          --------          --------
                                                                   (Unaudited)                        (Unaudited)
Revenues:
  License                                                  $  6,411          $  3,119          $ 11,526          $  6,093
  Service                                                     2,033               593             3,960             1,112
                                                           --------          --------          --------          --------

    Total revenues                                            8,444             3,712            15,486             7,205

Cost of Revenues:
  License                                                       195               509               301               673
  Service                                                     1,046               279             1,970               561
  Amortization of intangibles                                   503                --               908                --
                                                           --------          --------          --------          --------

    Total cost of revenues                                    1,744               788             3,179             1,234
                                                           --------          --------          --------          --------

Gross margin                                                  6,700             2,924            12,307             5,971

Operating Expenses:
  Research and development                                    2,192               963             4,019             1,936
  Sales and marketing                                         4,621             1,749             8,543             3,676
  General and administrative                                  1,981             1,128             3,522             1,927
  Non-cash stock based compensation                             162               (19)            1,284               (10)
  Amortization of intangibles                                 1,316                49             2,556                98
                                                           --------          --------          --------          --------

    Total operating expenses                                 10,272             3,870            19,924             7,627
                                                           --------          --------          --------          --------

  Operating loss                                             (3,572)             (946)           (7,617)           (1,656)

  Interest and other income (expense)                           186              (218)              344              (215)
                                                           --------          --------          --------          --------

Loss before income taxes                                     (3,386)           (1,164)           (7,273)           (1,871)

  Provision for income taxes                                     --                 1                 1                 1
                                                           --------          --------          --------          --------

Net loss                                                     (3,386)           (1,165)           (7,274)           (1,872)

  Non-cash dividend and accretion of beneficial
    conversion feature                                           --               (47)               --               549
                                                           --------          --------          --------          --------

Net loss applicable to common stockholders                 $ (3,386)         $ (1,118)         $ (7,274)         $ (2,421)
                                                           ========          ========          ========          ========

Per share data:
  Basic and diluted net loss per common share              $  (0.07)         $  (0.04)         $  (0.16)         $  (0.08)
                                                           ========          ========          ========          ========

  Basic and diluted weighted average common shares
    outstanding                                              46,231            30,355            45,288            29,146
                                                           ========          ========          ========          ========



     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (in thousands)

                                                   Three months ended               Six months ended
                                                      September 30,                    September 30,
                                                -------------------------         ------------------------
                                                 2000              1999            2000             1999
                                                -------          --------         -------          -------
                                                       (Unaudited)                      (Unaudited)
Net loss                                        $(3,386)         $(1,165)         $(7,274)         $(1,872)
Other comprehensive loss:
  Unrealized loss on available for sale
    securities                                       (6)              --               (8)              --
                                                -------          -------          -------          -------

Total comprehensive loss                        $(3,392)         $(1,165)         $(7,282)         $(1,872)
                                                =======          =======          =======          =======



     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Six months ended
                                                                          September 30,
                                                                     -------------------------
                                                                       2000             1999
                                                                     --------          -------
                                                                            (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                           $ (7,274)         $(1,872)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                       3,796              288
    Provision for doubtful accounts and sales returns                      49              576
    Stock option compensation (recovery) expense                        1,285              (10)
    Loss on disposition of property and equipment                          --               41
    Equity in loss of investee                                             --              250
    Changes in operating assets and liabilities, net of
      effects of acquisitions:
      Accounts receivable                                                   1              362
      Notes and other receivables                                        (116)            (638)
      Prepaid expenses and other assets                                  (355)             (77)
      Other non-current assets                                           (107)            (159)
      Accounts payable and accrued liabilities                             53              383
      Deferred revenue                                                    187            1,384
                                                                     --------          -------

Net cash provided (used) by operations                                 (2,481)             528

Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired                         30               --
  Decrease in restricted cash                                              39               40
  Investment in equity investee                                            --             (250)
  Capital expenditures                                                 (1,124)            (155)
                                                                     --------          -------

Net cash used in investing activities                                  (1,055)            (365)

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock:
    From private placements                                            17,500            4,225
    Exercise of options                                                   654              615
    Exercise of warrants                                                1,961              394
  Payment of financing related costs                                   (1,526)            (514)
  Payments on capitalized lease obligations                              (165)             (61)
                                                                     --------          -------

Net cash provided by financing activities                              18,424            4,659
                                                                     --------          -------

Net increase in cash                                                   14,888            4,822

Cash and cash equivalents, beginning of period                         11,448            1,363
                                                                     --------          -------

Cash and cash equivalents, end of period                             $ 26,336          $ 6,185
                                                                     ========          =======
Supplemental Cash Flow Information:

  Interest paid                                                      $     21          $    18
                                                                     ========          =======
  Income taxes paid                                                  $      1          $     1
                                                                     ========          =======

Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends                $     --          $   549
                                                                     ========          =======
  Conversion of preferred stock to common stock                      $     --          $     6
                                                                     ========          =======
  Capitalized lease and insurance financing                          $    171          $    90
                                                                     ========          =======
  Change in unrealized loss on securities available for sale         $      8          $    --
                                                                     ========          =======



     The accompanying notes are an integral part of the financial statements

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

StarBase Corporation, a Delaware corporation (the Company), is a leading provider of collaboration products for the creation and management of integrated code and content eBusiness applications. Collaboration is the simultaneous coordination, management and communication of geographically dispersed contributors of both code and content for eBusiness applications. The Company develops, markets, and supports a complete family of user-friendly software products that support the continuous cycle of creating, linking and managing digital assets, which comprise complex eBusiness applications. The Company's products enable users with differing technical and functional backgrounds to collaborate on the production of Web sites and eBusiness initiatives from multiple locations. The Company's professional services organization provides implementation, consulting and training expertise. The Company's current product line consists of StarTeam(R) and StarTeam(R) Enterprise, StarDisk(R), StarGate(R), StarSweeper(TM), StarTeam Web Edition(R), StarTeam Web Approval(R), StarFlow(R), StarEstimator(R), StarSync(R), RoundTable(R), and Versions(R) as well as the product lines acquired through acquisitions: CodeWright(R), CostWright(R)/Surveyor(R) and SpyWright(R).

2.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of September 30, 2000 and for the three and six months ended September 30, 2000, and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented. The interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the StarBase Corporation report to the Securities and Exchange Commission on Form 10-K, for the year ended March 31, 2000.

NET LOSS PER SHARE

Basic and diluted net loss per share applicable to common stockholders is computed using the weighted average number of common shares outstanding during the periods presented. Potentially dilutive shares, stock options, warrants, and Escrow Shares, have not been included where inclusion would be antidilutive. Escrow Shares (1,418,638) will be released to the founders upon attaining certain defined cash flow requirements. The release of the Escrow Shares will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of these shares recorded ratably over the period beginning on the date when management determines that the cash flow requirements are probable of being met and ending on the date when the goal is attained, causing the Escrow Shares to be released. At the time a goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded. Based upon historical results, the attainment of the goal is not probable at this time. However, this does not preclude the attainment of the goal with future results.

For the three months ended September 30, 2000, net loss and net loss applicable to common stockholders was $3,386,000. For the three months ended September 30, 1999, net loss applicable to common stockholders was $1,118,000 representing net loss of $1,165,000 less non-cash dividend and accretion of beneficial conversion feature of $47,000 associated with the Series H Preferred Stock.

For the six months ended September 30, 2000, net loss and net loss applicable to common stockholders was $7,274,000. For the six months ended September 30, 1999, net loss applicable to common stockholders was $2,421,000 representing net loss of $1,872,000 plus non-cash dividend and accretion of beneficial conversion feature of $549,000 consisting of $501,000 associated with the Series H Preferred Stock and $48,000 associated with the Series I Preferred Stock.

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities, which consist of options to purchase 3,702,096 shares of common stock at prices ranging from $0.625 to $13.07 per share, warrants to purchase 906,246 shares of common stock at prices ranging from $0.73 to $6.81 per share and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and six month periods ended September 30, 2000. Common stock equivalents, which consist of options to purchase 2,460,750 shares of common stock at prices ranging from $0.625 to $3.44 per share, warrants to purchase 4,526,668 shares of common stock at prices raging from $0.59 to $3.25 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and six month periods ended September 30, 1999.

3.  COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS


      (In thousands)                                 September 30,       March 31,
                                                         2000              2000
                                                     ------------        ---------
                                                      (Unaudited)
Property and equipment:

Computer hardware                                      $  1,438          $  1,836
Furniture and fixtures                                      615               628
Computer software                                           559               239
Motor vehicle                                                32                32
Leasehold improvements                                      269               251
                                                       --------          --------
                                                          2,913             2,986
Less accumulated depreciation and amortization             (980)           (1,460)
                                                       --------          --------
                                                       $  1,933          $  1,526
                                                       ========          ========
Intangible assets:

Patents and trademarks                                 $     20          $     20
Manufacturing/sales license                                 385                --
Developed technology                                      9,533             7,073
Customer lists                                              161               161
Assembled workforce                                         368               368
Goodwill                                                 24,837            13,959
                                                       --------          --------

                                                         35,304            21,581
Less accumulated amortization                            (3,971)             (507)
                                                       --------          --------
                                                       $ 31,333          $ 21,074
                                                       ========          ========

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY TRANSACTIONS

During September 5, 2000, the Company completed a private placement consisting of 3,211,009 shares of common stock for $17,500,000. In addition, the Company issued warrants to purchase 738,531 shares of common stock exercisable at $6.81 per share that will expire on September 5, 2003. The fair value of these warrants using the Black-Scholes model at the date of grant was $3,279,000.

WARRANTS

Warrant activity for the six month period ended September 30, 2000 is as follows:

                                                            Warrant Price
                                           Shares            Per Share
                                          --------          ------------
Outstanding at March 31, 2000              239,669          $0.73-$2.00
Granted                                    884,910          $3.88-$6.81
Exercised                                 (218,333)         $1.25-$2.00
                                          --------
Outstanding at September 30, 2000          906,246          $0.73-$6.81
                                          ========


5.  STOCK OPTION PLAN

The Company's stock option plan (the 1996 Plan) provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at September 30, 2000 was 8.5 years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 1,442,536 were outstanding at September 30, 2000. In addition, the Company has granted non-qualified stock options, of which 12,237,806 were outstanding at September 30, 2000. As a result of the acquisition of Premia Corporation, the Company assumed all of the outstanding options granted under the Premia ISO stock option plan, of which 208,699 were outstanding at September 30, 2000.

Stock option activity for the six month period ended September 30, 2000 is as follows:

                                                           Weighted-Average
                                                              Exercise
                                            Shares              Price
                                           ----------      ----------------
Outstanding at March 31, 2000              11,836,123          $4.16
Granted                                     3,399,157          $5.12
Lapsed or canceled                           (573,817)         $6.55
Exercised                                    (772,422)         $2.83
                                           ----------
Outstanding at September 30, 2000          13,889,041          $4.36
                                           ==========
Exercisable at September 30, 2000           3,702,096          $1.74
                                           ==========

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock option summary information at September 30, 2000 is as follows:

                                Options Outstanding                      Options Exercisable
                  -----------------------------------------------    ------------------------------
                             Weighted-Average
                                Remaining        Weighted-Average                   Weighted-Average
Range of                       Contractual           Exercise                            Exercise
Exercise Prices     Shares         Life                Price           Shares             Price
---------------     ------   -----------------   ----------------   -----------     ---------------
$0.50 - $1.00     1,829,697     8.1 years              $0.67            941,492           $0.67
$1.01 - $1.50     3,883,445     8.0 years              $1.31          1,157,697           $1.29
$1.51 - $2.00     1,603,185     7.7 years              $1.66            851,654           $1.65
$2.01 - $2.50       418,054     8.8 years              $2.12            292,007           $2.07
$2.51 - $3.00       218,751     4.8 years              $2.68            139,014           $2.70
$3.01 - $3.50       176,252     7.4 years              $3.46             32,292           $3.44
$3.51 - $4.00     1,112,695     9.1 years              $3.88             47,500           $3.88
$4.01 - $4.50       235,000     7.5 years              $4.05                  0           $0.00
$4.51 - $10.00    1,758,800     9.5 years              $6.03            175,945           $5.26
$10.01 - $20.00   2,653,162     9.4 years             $12.68             64,495          $10.97
                 ----------                                         -----------
                 13,889,041                                           3,702,096
                 ===========                                        ===========

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

Operating segment data for the three and six months ended September 30, 2000 and 1999 was as follows:

                                              Software
                                              licenses       Services         Total
                                              --------       ---------       -------
(In thousands)
Three months ended September 30, 2000:
    Revenues                                   $6,411         $2,033         $8,444
    Cost of revenues                              698          1,046          1,744
                                               ------         ------         ------

        Gross margin                           $5,713         $  987         $6,700
                                               ======         ======         ======

Three months ended September 30, 1999:
    Revenues                                   $3,119         $  593         $3,712
    Cost of revenues                              509            279            788
                                               ------         ------         ------

        Gross margin                           $2,610         $  314         $2,924
                                               ======         ======         ======


                                           Software
                                           licenses        Services         Total
                                           ----------      --------        --------
(In thousands)
Six months ended September 30, 2000:
    Revenues                                 $11,526         $3,960         $15,486
    Cost of revenues                           1,209          1,970           3,179
                                             -------         ------         -------

        Gross margin                         $10,317         $1,990         $12,307
                                             =======         ======         =======

Six months ended September 30, 1999:
    Revenues                                 $ 6,093         $1,112         $ 7,205
    Cost of revenues                             673            561           1,234
                                             -------         ------         -------

        Gross margin                         $ 5,420         $  551         $ 5,971
                                             =======         ======         =======

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on currently available information and our current beliefs, expectation and projections about future events, including, among other things: successfully implementing our business strategy; maintaining and expanding market acceptance of the products we offer; and our ability to successfully compete in our marketplace. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors" of this document and in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report for the year ended March 31, 2000 on Form 10-K.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of total revenue for the three and six months ended September 30, 2000 and 1999.


                                                    Three months ended                 Six months ended
                                                        September 30,                     September 30,
                                                   -----------------------           -----------------------
                                                     2000             1999             2000             1999
                                                   ------           ------           ------           ------
Revenues:
  License                                            75.9%            84.0%            74.4%            84.6%
  Service                                            24.1             16.0             25.6             15.4
                                                   ------           ------           ------           ------

    Total revenues                                  100.0            100.0            100.0            100.0

Cost of revenues:
  License                                             2.3             13.7              1.9              9.3
  Service                                            12.4              7.5             12.7              7.8
  Amortization of intangibles                         6.0               --              5.9               --
                                                   ------           ------           ------           ------

    Total cost of revenues                           20.7             21.2             20.5             17.1
                                                   ------           ------           ------           ------

Gross profit                                         79.3             78.8             79.5             82.9

Operating expenses:
  Research and development                           26.0             26.0             26.0             26.9
  Sales and marketing                                54.7             47.1             55.2             51.0
  General and administrative                         23.4             30.4             22.7             26.7
  Non-cash stock based compensation                   1.9             (0.5)             8.3             (0.1)
  Amortization of intangibles                        15.6              1.3             16.5              1.4
                                                   ------           ------           ------           ------

    Total operating expenses                        121.6            104.3            128.7            105.9
                                                   ------           ------           ------           ------

Loss from operation                                 (42.3)           (25.5)           (49.2)           (23.0)

Other income (expense), net                           2.2             (5.9)             2.2             (3.0)
                                                   ------           ------           ------           ------

Loss before income taxes                            (40.1)           (31.4)           (47.0)           (26.0)
Provision for income taxes                            0.0              0.0              0.0              0.0
                                                   ------           ------           ------           ------

Net loss                                            (40.1)           (31.4)           (47.0)           (26.0)
Non-cash dividend and accretion of
beneficial conversion feature                          --             (1.3)              --              7.6
                                                   ------           ------           ------           ------

Net loss applicable to common stockholders          (40.1)%          (30.1)%          (47.0)%          (33.6)%
                                                   ======           ======           ======           ======

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

Revenues were $8.4 million and $3.7 million for the three month periods ended September 30, 2000 and 1999, respectively, representing an increase of $4.7 million or 127%. International revenues accounted for less than 10% of total revenue in the three months ended September 30, 2000 and 1999.

License - License revenues were $6.4 million and $3.1 million for the three month periods ended September 30, 2000 and 1999, respectively, representing an increase of $3.3 million or 106%. License revenues represented 75.9% and 84.0% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in license revenues was due to an increase in the Company's sales force along with the new products available through the Premia acquisition. The acquired products were CodeWright, Surveyor/CostWright, and SpyWright.

Service - Service revenues were $2.0 million and $593,000 for the three month periods ended September 30, 2000 and 1999, respectively, representing an increase of $1.4 million or 243%. Service revenues represented 24.1% and 16.0% of total revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in service revenues was due to an increase in the Company's training and consulting organization along with an increase in the number of software licenses sold with maintenance agreements.

COST OF REVENUES

License - License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product. License cost of revenues was $195,000 and $509,000 for the three month periods ended September 30, 2000 and 1999, respectively, representing a decrease of $314,000 or 62%. License cost of revenues as a percentage of total revenue was 2.3% and 13.7% for the three months ended September 30, 2000 and 1999, respectively. The decrease in cost of revenues was a result of an increase in the average size of the Company's sales thus requiring a fewer number of manuals and media to be shipped. Also, license cost of revenues for the three months ended September 30, 1999 included costs for an exchange of technology of $471,000.

Service - Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues were $1.0 million and $279,000 for the three month periods ended June 30, 2000 and 1999, respectively, representing an increase of $767,000 or 275%. Service cost of revenues as a percentage of total revenue was 12.4% and 7.5% for the three months ended September 30, 2000 and 1999, respectively. The increases were due to the increases in the training and consulting organization.

Amortization of intangibles - Amortization of intangibles consists of the amortization of developed technology associated with the Premia and Genitor acquisitions. Amortization of intangibles was $503,000 for the three months ended September 30, 2000 and was 6.0% of total revenues. There was no amortization of intangibles for the three months ended September 30, 1999.

OPERATING EXPENSES

Research and development expenses - Research and development expenses were $2.2 million and $1.0 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $1.2 million or 128%. The increase was primarily related to an increase in salaries and related expenses associated with an increase in software developers and quality assurance personnel compared to the same period in the prior year.

Sales and marketing - Sales and marketing expenses were $4.6 million and $1.7 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $2.9 million or 164%. The increase was primarily related to the increase in salaries and related expenses incurred in expanding the sales and marketing staff.

General and administrative - General and administrative expenses were $2.0 million and $1.1 million for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $900,000 or 76%. The increase was primarily due an increase in salaries and related expenses incurred in building our infrastructure.

Non-cash stock based compensation - Non-cash stock based compensation was $162,000 and $(19,000) for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $181,000. Non-cash stock based compensation expense represents the difference between the exercise price of stock options and warrants granted to non-employees and the deemed fair market value of the Company's common stock at the date of the grant amortized over the vesting period. The credit for the three months ended September 30, 1999, was due to the cancellation of options for which the Company had recorded a non-cash stock base compensation expense.

Amortization of intangibles - Amortization of intangibles was $1.3 million and $49,000 for the three months ended September 30, 2000 and 1999, respectively. This includes amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, and ObjectShare acquisitions.

Interest and other income (expense) - Interest and other income (expense) was $186,000 and $(218,000) for the three months ended September 30, 2000 and 1999, respectively, representing an increase of $404,000. The increase is due to higher interest income resulting from more cash being available to invest. Interest and other income (expense) for the three months ended September 30, 1999 included an expense of $250,000 as a result of equity loss from investee (OpenAvenue).

Provision for income taxes - Provision for income taxes was $1,000 for the three months ended September 30, 1999. This represents the minimum amount required for state taxes. The Company has not recorded any deferred taxes because of the losses incurred since its inception.

Net loss applicable to common stockholders - Net loss applicable to common stockholders for the three months ended September 30, 2000 was $3.4 million consisting of our net loss for the period. Net loss applicable to common stockholders for the three months ended September 30, 1999 was $1.1 million consisting of our net loss for the period of $1.2 million and $(47,000) of non-cash dividend and accretion of beneficial conversion feature of preferred stock.


SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

Revenues were $15.5 million and $7.2 million for the six month periods ended September 30, 2000 and 1999, respectively, representing an increase of $8.3 million or 115%. International revenues accounted for less than 10% of total revenue in the six months ended September 30, 2000 and 1999.

License - License revenues were $11.5 million and $6.1 million for the six month periods ended September 30, 2000 and 1999, respectively, representing an increase of $5.4 million or 89%. License revenues represented 74.4% and 84.6% of total revenues for the six months ended September 30, 2000 and 1999, respectively. The increase in license revenues was due to an increase in the Company's sales force along with the new products available through the Premia acquisition. The acquired products were CodeWright, Surveyor/CostWright, and SpyWright.

Service - Service revenues were $4.0 million and $1.1 million for the six month periods ended September 30, 2000 and 1999, respectively, representing an increase of $2.9 million or 256%. Service revenues represented 25.6% and 15.4% of total revenues for the six months ended September 30, 2000 and 1999, respectively. The increase in service revenues was due to an increase in the Company's training and consulting organization along with an increase in the number of software licenses sold with maintenance agreements.

COST OF REVENUES

License - License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product. License cost of revenues was $301,000 and $673,000 for the six month periods ended September 30, 2000 and 1999, respectively, representing a decrease of $372,000 or 55%. License cost of revenues as a percentage of total revenue was 1.9% and 9.3% for the six months ended September 30, 2000 and 1999, respectively. The decrease in cost of revenues was a result of an increase in the average size of the Company's sales thus requiring a fewer number of manuals and media to be shipped. Also, license cost of revenues for the six months ended September 30, 1999 included costs for an exchange of technology of $471,000.

Service - Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues were $2.0 million and $561,000 for the six month periods ended September 30, 2000 and 1999, respectively, representing and increase of $1.4 million or 251%. Service cost of revenues as a percentage of total revenue was 12.7% and 7.8% for the six months ended September 30, 2000 and 1999, respectively. The increases were due to the increases in the training and consulting organization.

Amortization of intangibles - Amortization of intangibles consists of the amortization of developed technology associated with the Premia and Genitor acquisitions. Amortization of intangibles was $908,000 for the six months ended September 30, 2000 and was 5.9% of total revenues. There was no amortization of intangibles for the six months ended September 30, 1999.

OPERATING EXPENSES

Research and development expenses - Research and development expenses were $4.0 million and $1.9 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of $2.1 million or 108%. The increase was primarily related to an increase in salaries and related expenses associated with an increase in software developers and quality assurance personnel compared to the same period in the prior year.

Sales and marketing - Sales and marketing expenses were $8.5 million and $3.7 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of $4.8 million or 132%. The increase was primarily related to the increase in salaries and related expenses incurred in expanding the sales and marketing staff.

General and administrative - General and administrative expenses were $3.5 million and $1.9 million for the six months ended September 30, 2000 and 1999, respectively, representing an increase of $1.6 million or 83%. The increase was primarily due an increase in salaries and related expenses incurred in building our infrastructure.

Non-cash stock based compensation - Non-cash stock based compensation was $1.3 million and $(10,000) for the six months ended September 30, 2000 and 1999, respectively, representing an increase of $1.3 million. Non-cash stock based compensation expense represents the difference between the exercise price of stock options and warrants granted to non-employees and the deemed fair market value of the Company's common stock at the date of the grant amortized over the vesting period. The credit for the six months ended September 30, 1999, was due to the cancellation of options for which the Company had recorded a non-cash stock base compensation expense.

Amortization of intangibles - Amortization of intangibles was $2.6 million and $98,000 for the six months ended September 30, 2000 and 1999, respectively. This includes amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, and ObjectShare acquisitions.

Interest and other income (expense) - Interest and other income (expense) was $344,000 and $(215,000) for the six months ended September 30, 2000 and 1999, respectively, representing an increase of $559,000. The increase is due to higher interest income resulting from more cash being available to invest. Interest and other income (expense) for the six months ended September 30, 1999 included an expense of $250,000 as a result of equity loss from investee (OpenAvenue).

Provision for income taxes - Provision for income taxes was $1,000 for the six months ended September 30, 2000 and 1999. This represents the minimum amount required for state taxes. The Company has not recorded any deferred taxes because of the losses incurred since its inception.

Net loss applicable to common stockholders - Net loss applicable to common stockholders for the six months ended September 30, 2000 was $7.3 million consisting of our net loss for the period. Net loss applicable to common stockholders for the six months ended September 30, 1999 was $2.4 million consisting of our net loss for the period of $1.9 million and $549,000 of non-cash dividend and accretion of beneficial conversion feature of preferred stock.

INFLATION

Inflation has not had a significant effect on our results of operations of financial position for the three and six month periods ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business, to date, primarily from the issuance of equity securities. Cash and cash equivalents as of September 30, 2000 were $26.3 million and $11.4 million as of March 31, 2000. At September 30, 2000 the Company had working capital of $25.7 million, compared to $11.4 million at March 31, 2000.

Net cash used in operating activities was $2.5 million for the six months ended September 30, 2000 and net cash provided by operations was $528,000 for the six months ended September 30, 1999. The increase in cash used in operating activities was primarily due to an increase in net loss partially offset by an increase in non-cash stock option compensation expense and depreciation and amortization expense.

Net cash used in investing activities was $1.1 million and $365,000 for the six months ended September 30, 2000 and 1999, respectively. The increase was primarily due to an increase in capital expenditures.

Net cash provided from financing activities was $18.4 million and $4.7 million for the six months ended September 30, 2000 and 1999, respectively. In September 2000, the Company raised $16.0 million, net, through a private placement of common stock. See Note 4 of the notes to the consolidated financial statements. For the six months ended September 30, 2000, exercise of options provided $654,000 and exercise of warrants provided $2.0 million.

The Company believes that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next twelve months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms or at all.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $403,000 at September 30, 2000 for future returns and other collection issues, no change from March 31, 2000.


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


WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES

Since our inception, we have had a history of losses and as of September 30, 2000, we had an accumulated deficit of $65,579,000. Further, our cash requirements to run our business have been and will continue to be significant. In the past, we have had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

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

        -       retain Premia's customer base.

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

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at September 30, 2000.

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

                                     PART II

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit                                                                 Ref./
 Number                             Description Of Document              Page
 -------                            -----------------------             --------
   27          Financial data schedule


(b)     Reports on Form 8-K

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       STARBASE CORPORATION
                                       (Registrant)

November 14, 2000                         /s/  Douglas S. Norman
------------------                     -----------------------------------------
Date                                      Douglas S. Norman
                                          Chief Financial Officer

                                 EXHIBIT INDEX


 Exhibit                                                                 Ref./
 Number                             Description Of Document              Page
 -------                            -----------------------             --------
   27          Financial data schedule