Form 10-Q
period 2000-12-31
STARBASE CORP
filed 2001-02-09
CIK 911577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549






                                    FORM 10-Q






              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000


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
Yes  [X]         No  [ ]


Number of shares outstanding as of December 31, 2000: Common Stock:   50,374,052
                                                   Preferred Stock:            0

================================================================================

                              STARBASE CORPORATION

                                TABLE OF CONTENTS



PART I.       FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

              Consolidated Balance Sheets at December 31, 2000 (Unaudited) and March 31, 2000          3

              Consolidated Statements of Operations (Unaudited) for the three and nine month
              periods ended December 31, 2000 and 1999                                                 4

              Consolidated Statements of Comprehensive Operations (Unaudited) for the three
              and nine month periods ended December 31, 2000 and 1999                                  5

              Consolidated Statements of Cash Flows (Unaudited) for the three and nine month
              periods ended December 31, 2000 and 1999                                                 6

              Notes to Consolidated Financial Statements (Unaudited)                                   7

    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                               13

    ITEM 3.   Qualitative and Quantitative Disclosures about Market Risk                              23

PART II.      OTHER INFORMATION

    ITEM 6.   Exhibits and Reports on Form 8-K                                                        24

Signatures                                                                                            25

                                     PART I

                                     ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                           December 31,   March 31,
                                                               2000         2000
                                                           ------------   ---------
                                                           (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                 $  23,594     $ 11,448
  Restricted cash                                                  39           39
  Marketable securities                                             1           11

  Accounts receivable, net of allowances of
   $607 at Dec. 31, 2000 and $202 at March 31, 2000             7,472        6,696

  Notes and other receivables, net of allowances
   of $747 at Dec. 31, 2000 and $707 at March 31, 2000            995           26

  Prepaid expenses and other assets                               983          568
                                                            ---------     --------

    Total current assets                                       33,084       18,788

Property and equipment, net                                     2,901        1,526
Intangible assets, net                                         29,513       21,074
Note receivable from officer                                      103           99
Long-term restricted cash                                          --           39
Other non-current assets                                          185          687
                                                            ---------     --------

Total assets                                                $  65,786     $ 42,213
                                                            =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                          $   1,795     $  1,358
  Accrued compensation                                          2,096        1,475
  Other accrued liabilities                                       449          390
  Deferred revenue                                              4,815        4,017
  Current portion of long-term obligations                        133          119
                                                            ---------     --------

    Total current liabilities                                   9,288        7,359

Long-term liabilities:
  Long-term obligations, less current portion                      58           49
  Long-term deferred revenue                                      224          535
                                                            ---------     --------

    Total long-term liabilities                                   282          584

                                                            ---------     --------
    Total liabilities                                           9,570        7,943

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
   authorized, none issued and outstanding at
   December 31, 2000 and March 31, 2000                            --           --
  Common stock, $.01 par value; 100,000,000 authorized;
    50,374,052 and 44,315,610 shares issued and
    outstanding at December 31, 2000 and March 31, 2000           504          443
  Additional paid-in capital                                  124,316       92,242
  Accumulated deficit                                         (68,484)     (58,305)
  Accumulated other comprehensive loss                           (120)        (110)
                                                            ---------     --------

    Total stockholders' equity                                 56,216       34,270
                                                            ---------     --------

Total liabilities and stockholders' equity                  $  65,786     $ 42,213
                                                            =========     ========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                              STARBASE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                      Three months ended         Nine months ended
                                                          December 31,              December 31,
                                                     ---------------------     ---------------------
                                                       2000         1999         2000         1999
                                                     --------     --------     --------     --------
                                                          (Unaudited)               (Unaudited)

Revenues:
  License                                            $  7,124     $  3,379     $ 18,650     $  9,491
  Service                                               2,416          754        6,376        1,848
                                                     --------     --------     --------     --------

    Total revenues                                      9,540        4,133       25,026       11,339

Cost of Revenues:
  License                                                 279          256          579          931
  Service                                               1,067          354        3,037          914
  Amortization of intangibles                             503           --        1,412           --
                                                     --------     --------     --------     --------

    Total cost of revenues                              1,849          610        5,028        1,845
                                                     --------     --------     --------     --------

Gross margin                                            7,691        3,523       19,998        9,494

Operating Expenses:
  Research and development                              2,400        1,132        6,419        3,075
  Sales and marketing                                   5,440        2,129       13,983        5,806
  General and administrative                            1,689          814        5,210        2,733
  Non-cash stock based compensation                       101          425        1,385          415
  Amortization of intangibles                           1,316           50        3,872          148
                                                     --------     --------     --------     --------

    Total operating expenses                           10,946        4,550       30,869       12,177
                                                     --------     --------     --------     --------

  Operating loss                                       (3,255)      (1,027)     (10,871)      (2,683)

  Interest and other income (expense)                     372           53          715         (162)
                                                     --------     --------     --------     --------

Loss before income taxes                               (2,883)        (974)     (10,156)      (2,845)

  Provision for income taxes                               21           --           22            1
                                                     --------     --------     --------     --------

Net loss                                               (2,904)        (974)     (10,178)      (2,846)

  Non-cash dividend and accretion of
    beneficial conversion feature                          --           --           --          549
                                                     --------     --------     --------     --------

Net loss applicable to common stockholders           $ (2,904)    $   (974)    $(10,178)    $ (3,395)
                                                     ========     ========     ========     ========

Per share data:
  Basic and diluted net loss per common share        $  (0.06)    $  (0.03)    $  (0.22)    $  (0.11)
                                                     ========     ========     ========     ========

  Basic and diluted weighted average common
    shares outstanding                                 48,913       34,268       46,500       30,859
                                                     ========     ========     ========     ========


               The accompanying notes are an integral part of the
                        consolidated financial statements

                              STARBASE CORPORATION
                CONSOLIDATED STATEMENTS OF COMPRENSIVE OPERATIONS
                                 (in thousands)

                                           Three months ended     Nine months ended
                                              December 31,           December 31,
                                           ------------------    --------------------
                                            2000       1999        2000        1999
                                           -------     -----     --------     -------
                                              (Unaudited)             (Unaudited)

Net loss                                   $(2,904)    $(974)    $(10,178)    $(2,846)
Other comprehensive loss:
  Unrealized loss on available for sale
    securities                                  (8)       --          (10)         --
                                           -------     -----     --------     -------

Total comprehensive loss                   $(2,912)    $(974)    $(10,188)    $(2,846)
                                           =======     =====     ========     =======


               The accompanying notes are an integral part of the
                        consolidated financial statements

                              STARBASE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                Nine months ended
                                                                   December 31,
                                                               --------------------
                                                                 2000         1999
                                                               --------     -------
                                                                    (Unaudited)

Cash Flows from Operating Activities:
  Net loss                                                     $(10,178)    $(2,846)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                                 5,837         439
    Provision for doubtful accounts and sales returns               365         634
    Stock option compensation expense                             1,385         415
    Loss on disposition of property and equipment                    --          41
    Equity in loss of investee                                       --         250
    Changes in operating assets and liabilities, net
     of effects of acquisitions:
      Accounts receivable                                          (957)     (1,677)
      Notes and other receivables                                (1,017)       (693)
      Prepaid expenses and other assets                            (244)        (54)
      Other non-current assets                                        2        (223)
      Accounts payable and accrued liabilities                      280         379
      Deferred revenue                                              479       2,312
                                                               --------     -------

Net cash used by operations                                      (4,048)     (1,023)

Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired                   30          --
  Decrease in restricted cash                                        39          40
  Investment in equity investee                                      --        (250)
  Capital expenditures                                           (2,313)       (342)
                                                               --------     -------

Net cash used in investing activities                            (2,244)       (552)

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock:
    From private placements                                      17,500       4,225
    Exercise of options                                             773       1,529
    Exercise of warrants                                          1,961       4,363
  Payment of financing related costs                             (1,542)       (569)
  Payments on capitalized lease obligations                        (254)        (96)
                                                               --------     -------

Net cash provided by financing activities                        18,438       9,452
                                                               --------     -------

Net increase in cash                                             12,146       7,877

Cash and cash equivalents, beginning of period                   11,448       1,363
                                                               --------     -------

Cash and cash equivalents, end of period                       $ 23,594     $ 9,240
                                                               ========     =======

Supplemental Cash Flow Information:

  Interest paid                                                $     30     $    25
                                                               ========     =======
  Income taxes paid                                            $     22     $     1
                                                               ========     =======

Non-cash investing and financing transactions:
  Non-cash preferred stock and common stock dividends          $     --     $   549
                                                               ========     =======
  Conversion of preferred stock to common stock                $     --     $    47
                                                               ========     =======
  Capitalized lease and insurance financing                    $    171     $    90
                                                               ========     =======
  Change in unrealized loss on securities
   available for sale                                          $     10     $    --
                                                               ========     =======


               The accompanying notes are an integral part of the
                        consolidated financial statements

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

2. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of December 31, 2000 and for the three and nine months ended December 31, 2000, and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented. The interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Starbase Corporation report to the Securities and Exchange Commission on Form 10-K, for the year ended March 31, 2000.

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

For the three months ended December 31, 2000, net loss and net loss applicable to common stockholders was $2,904,000. For the three months ended December 31, 1999, net loss applicable to common stockholders was $974,000.

For the nine months ended December 31, 2000, net loss and net loss applicable to common stockholders was $10,178,000. For the nine months ended December 31, 1999, net loss applicable to common stockholders was $3,395,000 representing net loss of $2,846,000 plus non-cash dividend and accretion of beneficial conversion feature of $549,000 consisting of $501,000 associated with the Series H Preferred Stock and $48,000 associated with the Series I Preferred Stock.

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities, which consist of options to purchase 4,816,172 shares of common stock at prices ranging from $0.625 to $13.07 per share, warrants to purchase 906,246 shares of common stock at prices ranging from $0.73 to $6.81 per share and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and nine month periods ended December 31, 2000. Common stock equivalents, which consist of options to purchase 2,482,968 shares of common stock at prices ranging from $0.625 to $3.44 per share, warrants to purchase 1,258,379 shares of common stock at prices raging from $0.73 to $3.88 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and nine month periods ended December 31, 1999.

3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

       (In thousands)                                     December 31,   March 31,
                                                              2000         2000
                                                          ------------   ---------
                                                          (Unaudited)

          Property and equipment:

          Computer hardware                                 $  1,648     $  1,836
          Furniture and fixtures                                 902          628
          Computer software                                    1,142          239
          Motor vehicle                                           32           32
          Leasehold improvements                                 378          251
                                                            --------     --------
                                                               4,102        2,986
          Less accumulated depreciation and amortization      (1,201)      (1,460)
                                                            --------     --------

                                                            $  2,901     $  1,526
                                                            ========     ========

          Intangible assets:

          Patents and trademarks                            $     20     $     20
          Manufacturing/sales license                            385           --
          Developed technology                                 9,533        7,073
          Customer lists                                         161          161
          Assembled workforce                                    368          368
          Goodwill                                            24,837       13,959
                                                            --------     --------

                                                              35,304       21,581
          Less accumulated amortization                       (5,791)        (507)
                                                            --------     --------

                                                            $ 29,513     $ 21,074
                                                            ========     ========

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. EQUITY TRANSACTIONS

WARRANTS

Warrant activity for the nine month period ended December 31, 2000 is as follows:

                                                         Warrant Price
                                           Shares          Per Share
                                          --------       -------------

Outstanding at March 31, 2000              239,669        $0.73-$2.00
Granted                                    884,910        $3.88-$6.81
Exercised                                 (218,333)       $1.25-$2.00
                                          --------
Outstanding at December 31, 2000           906,246        $0.73-$6.81
                                          ========


5. STOCK OPTION PLAN

The Company's stock option plan (the 1996 Plan) provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at December 31, 2000 was 8.2 years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 1,440,536 were outstanding at December 31, 2000. In addition, the Company has granted non-qualified stock options, of which 12,570,526 were outstanding at December 31, 2000. As a result of the acquisition of Premia Corporation, the Company assumed all of the outstanding options granted under the Premia ISO stock option plan, of which 205,303 were outstanding at December 31, 2000.

Stock option activity for the nine month period ended December 31, 2000 is as follows:

                                                       Weighted-Average
                                             Shares     Exercise Price
                                           ----------  ----------------

Outstanding at March 31, 2000              11,836,123        $4.16
Granted                                     4,224,657        $4.80
Lapsed or canceled                           (995,900)       $5.64
Exercised                                    (848,515)       $2.73
                                           ----------
Outstanding at December 31, 2000           14,216,365        $4.33
                                           ==========
Exercisable at December 31, 2000            4,816,172        $1.73
                                           ==========

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock option summary information at December 31, 2000 is as follows:

                                     Options Outstanding                      Options Exercisable
                        -----------------------------------------------   ----------------------------
                                    Weighted-Average
Range of                               Remaining       Weighted-Average               Weighted-Average
Exercise Prices          Shares     Contractual Life    Exercise Price     Shares      Exercise Price
---------------         ---------   ----------------   ----------------   ---------   ----------------

 $0.50-$1.00            1,772,196       7.7 years           $ 0.67        1,037,474        $ 0.67
 $1.01-$1.50            3,787,157       7.7 years           $ 1.31        1,881,407        $ 1.30
 $1.51-$2.00            1,583,799       7.5 years           $ 1.69          946,951        $ 1.66
 $2.01-$2.50              572,011       8.6 years           $ 2.12          310,922        $ 2.08
 $2.51-$3.00              232,543       5.3 years           $ 2.71          153,996        $ 2.70
 $3.01-$3.50              190,252       7.3 years           $ 3.44           72,292        $ 3.45
 $3.51-$4.00            1,142,945       8.9 years           $ 3.89           73,447        $ 3.88
 $4.01-$4.50              345,000       8.1 years           $ 4.13           58,750        $ 4.05
 $4.51-$10.00           2,016,300       9.1 years           $ 5.79          215,938        $ 4.87
$10.01-$20.00           2,574,162       9.1 years           $12.68           64,995        $10.99
                       ----------                                         ---------
                       14,216,365                                         4,816,172
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

Operating segment data for the three and nine months ended December 31, 2000 and 1999 was as follows:

                                            Software
                                            licenses       Services        Total
                                            --------       --------       -------
(In thousands)

Three months ended December 31, 2000:
    Revenues                                 $ 7,124        $2,416        $ 9,540
    Cost of revenues                             782         1,067          1,849
                                             -------        ------        -------

        Gross margin                         $ 6,342        $1,349        $ 7,691
                                             =======        ======        =======

Three months ended December 31, 1999:
    Revenues                                 $ 3,379        $  754        $ 4,133
    Cost of revenues                             256           354            610
                                             -------        ------        -------

        Gross margin                         $ 3,123        $  400        $ 3,523
                                             =======        ======        =======

                                            Software
                                            licenses       Services        Total
                                            --------       --------       -------
(In thousands)

Nine months ended December 31, 2000:
    Revenues                                 $18,650        $6,376        $25,026
    Cost of revenues                           1,991         3,037          5,028
                                             -------        ------        -------

        Gross margin                         $16,659        $3,339        $19,998
                                             =======        ======        =======

Nine months ended December 31, 1999:
    Revenues                                 $ 9,491        $1,848        $11,339
    Cost of revenues                             931           914          1,845
                                             -------        ------        -------

        Gross margin                         $ 8,560        $  934        $ 9,494
                                             =======        ======        =======

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2000, the Company, eCollatoratory, and OpenAvenue, Inc. entered into a portal development and license agreement where OpenAvenue granted to eCollaboratoy and the Company a software license for it's OAsis portal software and and exclusive right to the Company to sell it's OAsis portal software. In consideration of the licenses granted, eCollaboratory will pay OpenAvenue $1.0 million. In addition the Company agrees to apply $250,000 as a credit against amounts owed by OpenAvenue from a short-term loan. As of December 31, 2000, the amount outstanding from the loan was $746,838. The loan balance is fully reserved for as of December 31, 2000. As of December 31, 2000 the Company has $637,200 in accounts receivable from OpenAvenue consisting of $500,000 of license fee, $90,000 of maintenance and $47,200 of sales tax. Deferred revenue related to these amounts was $500,000. In addition, the Company agreed to loan funds to eCollaboratory Corporation on a short-term basis until eCollaboratory's financing arrangements are completed. eCollaboratory is a Delaware company incorporated to, among other things, be a showcase for the promotion and marketing of product integration solutions using the Company's proprietary StarTeam software and products of other companies. As of December 31, 2000, the amount outstanding from the loan was $875,246.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of total revenue for the three and nine months ended December 31, 2000 and 1999.

                                                   Three months ended      Nine months ended
                                                      December 31,            December 31,
                                                   ------------------      ------------------
                                                    2000        1999        2000        1999
                                                   ------      ------      ------      ------

Revenues:
  License                                            74.7%       81.8%       74.5%       83.7%
  Service                                            25.3        18.2        25.5        16.3
                                                   ------      ------      ------      ------

    Total revenues                                  100.0       100.0       100.0       100.0

Cost of revenues:
  License                                             2.9         6.2         2.3         8.2
  Service                                            11.2         8.6        12.1         8.1
  Amortization of intangibles                         5.3          --         5.6          --
                                                   ------      ------      ------      ------

    Total cost of revenues                           19.4        14.8        20.1        16.3
                                                   ------      ------      ------      ------

Gross profit                                         80.6        85.2        79.9        83.7

Operating expenses:
  Research and development                           25.1        27.4        25.6        27.1
  Sales and marketing                                57.0        51.5        55.9        51.2
  General and administrative                         17.7        19.7        20.8        24.1
  Non-cash stock based compensation                   1.1        10.3         5.5         3.7
  Amortization of intangibles                        13.8         1.2        15.5         1.3
                                                   ------      ------      ------      ------

    Total operating expenses                        114.7       110.1       123.3       107.4
                                                   ------      ------      ------      ------

Loss from operation                                 (34.1)      (24.9)      (43.4)      (23.7)

Other income (expense), net                           3.9         1.3         2.8        (1.4)
                                                   ------      ------      ------      ------

Loss before income taxes                            (30.2)      (23.6)      (40.6)      (25.1)
Provision for income taxes                            0.2         0.0         0.1         0.0
                                                   ------      ------      ------      ------

Net loss                                            (30.4)      (23.6)      (40.7)      (25.1)
Non-cash dividend and accretion of beneficial
 conversion feature                                    --          --          --         4.8
                                                   ------      ------      ------      ------

Net loss applicable to common stockholders          (30.4)%     (23.6)%     (40.7)%     (29.9)%
                                                   ======      ======      ======      ======

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

Revenues were $9.5 million and $4.1 million for the three month periods ended December 31, 2000 and 1999, respectively, representing an increase of $4.4 million or 131%. International revenues accounted for less than 10% of total revenue in the three months ended December 31, 2000 and 1999.

License - License revenues were $7.1 million and $3.4 million for the three month periods ended December 31, 2000 and 1999, respectively, representing an increase of $3.3 million or 111%. License revenues represented 74.7% and 81.8% of total revenues for the three months ended December 31, 2000 and 1999, respectively. The increase in license revenues was due to an increase in the Company's sales force along with the new products available through the Premia acquisition. The acquired products were CodeWright, Surveyor/CostWright, and SpyWright.

Service - Service revenues were $2.4 million and $754,000 for the three month periods ended December 31, 2000 and 1999, respectively, representing an increase of $1.7 million or 220%. Service revenues represented 25.3% and 18.2% of total revenues for the three months ended December 31, 2000 and 1999, respectively. The increase in service revenues was due to an increase in the Company's training and consulting organization along with an increase in the number of software licenses sold with maintenance agreements.

COST OF REVENUES

License - License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product. License cost of revenues was $279,000 and $256,000 for the three month periods ended December 31, 2000 and 1999, respectively, representing an increase of $23,000 or 9%. License cost of revenues as a percentage of total revenue was 2.9% and 6.2% for the three months ended December 31, 2000 and 1999, respectively.

Service - Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues were $1.1 million and $354,000 for the three month periods ended December 31, 2000 and 1999, respectively, representing an increase of $713,000 or 201%. Service cost of revenues as a percentage of total revenue was 11.2% and 8.6% for the three months ended December 31, 2000 and 1999, respectively. The increases were due to the increases in the training and consulting organization.

Amortization of intangibles - Amortization of intangibles consists of the amortization of developed technology associated with the Premia and Genitor acquisitions. Amortization of intangibles was $503,000 for the three months ended December 31, 2000 and was 5.3% of total revenues. There was no amortization of intangibles for the three months ended December 31, 1999.

OPERATING EXPENSES

Research and development expenses - Research and development expenses were $2.4 million and $1.1 million for the three months ended December 31, 2000 and 1999, respectively, representing an increase of $1.3 million or 112%. The increase was primarily related to an increase in salaries and related expenses associated with an increase in software developers and quality assurance personnel compared to the same period in the prior year.

Sales and marketing - Sales and marketing expenses were $5.4 million and $2.1 million for the three months ended December 31, 2000 and 1999, respectively, representing an increase of $3.3 million or 156%. The increase was primarily related to the increase in salaries and related expenses incurred in expanding the sales and marketing staff.

General and administrative - General and administrative expenses were $1.7 million and $814,000 for the three months ended December 31, 2000 and 1999, respectively, representing an increase of $875,000 or 107%. The increase was primarily due an increase in salaries and related expenses incurred in building our infrastructure.

Non-cash stock based compensation - Non-cash stock based compensation was $101,000 and $425,000 for the three months ended December 31, 2000 and 1999, respectively, representing a decrease of $324,000. Non-cash stock based compensation expense represents the difference between the exercise price of stock options and warrants granted to non-employees and the deemed fair market value of the Company's common stock at the date of the grant amortized over the vesting period.

Amortization of intangibles - Amortization of intangibles was $1.3 million and $50,000 for the three months ended December 31, 2000 and 1999, respectively. This includes amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, and ObjectShare acquisitions.

Interest and other income (expense) - Interest and other income (expense) was $372,000 and $53,000 for the three months ended December 31, 2000 and 1999, respectively, representing an increase of $319,000. The increase is due to higher interest income resulting from more cash being available to invest.

Provision for income taxes - Provision for income taxes was $21,000 for the three months ended December 31, 2000. This represents the minimum amount required for state taxes. The Company has not recorded any deferred taxes because of the losses incurred since its inception.

Net loss applicable to common stockholders - Net loss applicable to common stockholders for the three months ended December 31, 2000 was $2.9 million consisting of our net loss for the period. Net loss applicable to common stockholders for the three months ended December 31, 1999 was $974,000 consisting of our net loss for the period.


NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

Revenues were $25.0 million and $11.3 million for the nine month periods ended December 31, 2000 and 1999, respectively, representing an increase of $13.7 million or 121%. International revenues accounted for less than 10% of total revenue in the nine months ended December 31, 2000 and 1999.

License - License revenues were $18.7 million and $9.5 million for the nine month periods ended December 31, 2000 and 1999, respectively, representing an increase of $9.2 million or 97%. License revenues represented 74.5% and 83.7% of total revenues for the nine months ended December 31, 2000 and 1999, respectively. The increase in license revenues was due to an increase in the Company's sales force along with the new products available through the Premia acquisition. The acquired products were CodeWright, Surveyor/CostWright, and SpyWright.

Service - Service revenues were $6.4 million and $1.8 million for the nine month periods ended December 31, 2000 and 1999, respectively, representing an increase of $4.6 million or 245%. Service revenues represented 25.5% and 16.3% of total revenues for the nine months ended December 31, 2000 and 1999, respectively. The increase in service revenues was due to an increase in the Company's training and consulting organization along with an increase in the number of software licenses sold with maintenance agreements.

COST OF REVENUES

License - License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly. The Company out-sources manufacturing for all software products, with the exception of the Company's Roundtable product. License cost of revenues was $579,000 and $931,000 for the nine month periods ended December 31, 2000 and 1999, respectively, representing a decrease of $352,000 or 38%. License cost of revenues as a percentage of total revenue was 2.3% and 8.2% for the nine months ended December 31, 2000 and 1999, respectively. The decrease in cost of revenues was a result of an increase in the average size of the Company's sales thus requiring a fewer number of manuals and media to be shipped. Also, license cost of revenues for the nine months ended December 31, 1999 included costs for an exchange of technology of $471,000.

Service - Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues were $3.0 million and $914,000 for the nine month periods ended December 31, 2000 and 1999, respectively, representing and increase of $2.1 million or 232%. Service cost of revenues as a percentage of total revenue was 12.1% and 8.1% for the nine months ended December 31, 2000 and 1999, respectively. The increases were due to the increases in the training and consulting organization.

Amortization of intangibles - Amortization of intangibles consists of the amortization of developed technology associated with the Premia and Genitor acquisitions. Amortization of intangibles was $1.4 million for the nine months ended December 31, 2000 and was 5.6% of total revenues. There was no amortization of intangibles for the nine months ended December 31, 1999.

OPERATING EXPENSES

Research and development expenses - Research and development expenses were $6.4 million and $3.1 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of $3.3 million or 109%. The increase was primarily related to an increase in salaries and related expenses associated with an increase in software developers and quality assurance personnel compared to the same period in the prior year.

Sales and marketing - Sales and marketing expenses were $14.0 million and $5.8 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of $8.2 million or 141%. The increase was primarily related to the increase in salaries and related expenses incurred in expanding the sales and marketing staff.

General and administrative - General and administrative expenses were $5.2 million and $2.7 million for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of $2.5 million or 91%. The increase was primarily due an increase in salaries and related expenses incurred in building our infrastructure.

Non-cash stock based compensation - Non-cash stock based compensation was $1.4 million and $415,000 for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of $1.0 million. Non-cash stock based compensation expense represents the difference between the exercise price of stock options and warrants granted to non-employees and the deemed fair market value of the Company's common stock at the date of the grant amortized over the vesting period.

Amortization of intangibles - Amortization of intangibles was $3.9 million and $148,000 for the nine months ended December 31, 2000 and 1999, respectively. This includes amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, and ObjectShare acquisitions.

Interest and other income (expense) - Interest and other income (expense) was $715,000 and $(162,000) for the nine months ended December 31, 2000 and 1999, respectively, representing an increase of $877,000. The increase is due to higher interest income resulting from more cash being available to invest. Interest and other income (expense) for the nine months ended December 31, 1999 included an expense of $250,000 as a result of equity loss from investee (OpenAvenue).

Provision for income taxes - Provision for income taxes was $22,000 and $1,000 for the nine months ended December 31, 2000 and 1999. This represents the minimum amount required for state taxes. The Company has not recorded any deferred taxes because of the losses incurred since its inception.

Net loss applicable to common stockholders - Net loss applicable to common stockholders for the nine months ended December 31, 2000 was $10.2 million consisting of our net loss for the period. Net loss applicable to common stockholders for the nine months ended December 31, 1999 was $3.4 million consisting of our net loss for the period of $2.8 million and $549,000 of non-cash dividend and accretion of beneficial conversion feature of preferred stock.


INFLATION

Inflation has not had a significant effect on our results of operations of financial position for the three and nine month periods ended December 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business, to date, primarily from the issuance of equity securities. Cash and cash equivalents as of December 31, 2000 were $23.6 million and $11.4 million as of March 31, 2000. At December 31, 2000 the Company had working capital of $23.8 million, compared to $11.4 million at March 31, 2000.

Net cash used in operating activities was $4.0 million and $1.0 million for the nine months ended December 31, 2000 and 1999, respectively. The increase in cash used in operating activities was primarily due to an increase in net loss partially offset by an increase in non-cash stock option compensation expense and depreciation and amortization expense.

Net cash used in investing activities was $2.2 million and $552,000 for the nine months ended December 31, 2000 and 1999, respectively. The increase was primarily due to an increase in capital expenditures.

Net cash provided from financing activities was $18.4 million and $9.5 million for the nine months ended December 31, 2000 and 1999, respectively. In September 2000, the Company raised $16.0 million, net, through a private placement of common stock. For the nine months ended December 31, 2000, exercise of options provided $773,000 and exercise of warrants provided $2.0 million.

The Company believes that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next twelve months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms or at all.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $607,000 at December 31, 2000 for future returns and other collection issues, an increase $225,000 from March 31, 2000.


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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES

Since our inception, we have had a history of losses and as of December 31, 2000, we had an accumulated deficit of $68,484,000. Further, our cash requirements to run our business have been and will continue to be significant. In the past, we have had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

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

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at December 31, 2000.

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

                                     PART II

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

  Exhibit                                                   Ref./
  Number                 Description Of Document            Page
------------   ----------------------------------------   ----------

               None


-------------------------

(b)      Reports on Form 8-K

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      STARBASE CORPORATION
                                      (Registrant)

February 9, 2001                      /s/  Douglas S. Norman
----------------------                ------------------------------------------
Date                                  Douglas S. Norman
                                      Chief Financial Officer