Form 10-K
period 2001-03-31
STARBASE CORP
filed 2001-06-29
CIK 911577

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

              [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

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

     Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The registrant's revenues for its most recent fiscal year: $41,640,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2001, based on the closing price as reported by Nasdaq was $153,969,000.

     Number of shares outstanding as of March 31, 2001: Common Stock: 69,386,443

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II

Item 5.   Market for Registrant's Common Equity.......................    8
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 8.   Financial Statements and Supplementary Data.................   21
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   47

                                  PART III

Item 10.  Directors and Executive Officers of The Registrant..........   47
Item 11.  Executive Compensation......................................   50
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   56
Item 13.  Certain Relationships and Related Transactions..............   57

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   58

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

ITEM 1. BUSINESS

OVERVIEW

     We provide end-to-end collaborative products for the development and management of integrated content and code for eBusiness applications. Our flagship product, StarTeam, focuses primarily on supporting collaboration, configuration and change management for code developers. Our recent acquisitions have added capabilities for Web content management and requirements and test management. eXpressroom, the content management system from the former worldweb.net, is built entirely in Java and stores all data in XML. CaliberRM and CaliberRBT from the former Technology Builders, Inc., provide web-based requirements management and test-case generation, respectively. Together with our best-of-breed partner technologies and our new Galaxy Peer-2-Peer technology, we have extended our solution to provide an integrated, collaboration suite that covers the complete software code and content development lifecycle.

     The Starbase Collaboration Suite provides an end-to-end collaborative development environment supporting not only individual best-of-breed life cycle products but also providing our customers with a best-fit solution by integrating with many different products in each stage of the life cycle. This approach preserves investments our customers may have made in other life cycle technologies, minimizes the organizational changes and impact and ensures a faster, more efficient adoption of the whole solution. Depending on individual customer needs, we can provide a single vendor suite or a best-fit suite solution.

     The Starbase Collaboration Suite provides a complete collaborative environment for building enterprise and eBusiness applications, supporting requirements definition and management, UML design, code and content creation, test management, configuration and change management and deployment. The solution can also provide support for budget management with integrated project estimation and for task and resource planning with integrated project management.

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

  Enterprise and eBusiness Challenges

     Clearly, the parameters for enterprise and eBusiness development have changed. There is an overriding competitive need to bring applications to market faster and ensure the highest level of quality. Accuracy, ease of use and robustness are even more important with Web applications as Web mistakes are highly visible. The growth of the Internet and the associated need to conduct business via the Web, to remain competitive, has forced organizations to rapidly implement an eBusiness strategy. Many organizations have already moved from their first generation Web site of simple online brochures developed by a few individuals, to building their third generation sites. 'Third generation' sites are powered by sophisticated eBusiness applications that are a complex combination of both software code and site content, are required to manage transactions, provide personalization, customer service and integration with multiple suppliers and are developed by numerous people across multiple disciplines.

     Whether the focus is on building 'third generation' Web sites or internal systems, developing applications today is very different from developing traditional client/server and mainframe software applications. Most businesses today operate in several different locations and also support remote workers. Development teams can comprise several hundred contributors -- many more than the traditional software development team. In addition to the size and location of team members, there is often a usability challenge to support varying levels of technical skill from the power developer to the casual business user providing or approving content. In addition, the application content is more complex. The different contributors and the many technologies available today bring the challenge of managing many different types of content elements -- such as multimedia, graphical images, thousands of lines of text as well as many different types of code elements such as Java beans, C++, Visual basic. Also, the rate of changes to Web content is often daily as opposed to a handful of times a year.

     Successfully addressing these challenges is the critical factor in determining an organization's success or failure in building robust, maintainable systems in a competitive timeframe. For eBusiness applications the process is usually severely underestimated. The skills, the technology, dispersed teams, the deliverables, the changes, the variety of tools all have to be managed. The focus is often on the infrastructure for running the Web site rather than on creation and maintenance of the Web site. However, while a robust and reliable platform is an obvious necessity, without a high quality application a Web site could fail.

THE STARBASE SOLUTION

     Our mission is simple -- improving time to market and quality of applications. By providing next generation technologies, partnering with technology leaders and supporting tight integrations across technologies, the Starbase Collaboration Suite is able to provide technology support for a complete end-to-end collaborative process.

     Our approach is based on providing an end-to-end collaborative development environment supporting individual best-of-breed lifecycle products that have several points of integration. We also provide customers with a best-fit solution by integrating with many different products in each stage of the lifecycle. This approach preserves customer investment in other technologies, minimizes the organizational changes and impact and ensures a faster, more efficient adoption of the whole solution.

PRODUCTS

     The Starbase Collaboration Suite provides technology and process support for code and content development from requirements through to deployment. The suite comprises Starbase-owned technologies -- StarTeam Enterprise Edition, CaliberRM, CaliberRM Professional, Starbase CaliberRBT, Starbase eXpressroom, CodeWright, GenitorOCS, Surveyor, as well as partner products that we resell -- Mercury

TestDirector, Embarcadero GPPro, Software Productivity Center Estimate Professional and Catalyst Openmake.

     StarTeam Enterprise Edition is a fully integrated configuration and change management system supporting file management -- version control, labels, branching/merging, rollback; change management (change requests); topics -threaded discussion; task management -- resource allocation, MS project and workflow. It has an open Application Program Interface (API) supporting both Java and COM scripting.

     CaliberRM is a web-based requirements management system that manages each requirement as an object. This enables priorities, owners, dependencies, versioning, requirements status and traceability to other deliverables such as test cases, use cases design and code to be achieved. The product also provides collaboration capabilities such as group discussion, email notification, and glossaries.

     CaliberRM Professional is a superset of CaliberRM, the most significant difference being the integrated ad-hoc query, reporting and online analytical processing capability. Statistics can be created from within a single Caliber project or across several different projects. The technology used to achieve this is from Business Objects and is embedded as an integral part of Professional. The current licensing arrangement between Starbase and Business Objects enables the technology to be used in conjunction with other application lifecycle tools e.g. collecting statistics and analyzing data from StarTeam. Starbase is a reseller of Business Objects technology.

     Starbase CaliberRBT provides requirements-based testing in the form of automatically generated test cases that support full coverage with the minimum number of cases. It documents cause and effect for each test case and also documents some of the logic for the test where possible.

     Starbase eXpressroom is a Java, XML-based Web content management system. It separates presentation from content from code using XML tagging. This provides numerous benefits including 'write once -- deploy anywhere' enabling rapid re-branding and re-purposing of content to multiple devices without rework. Integration with popular authoring environments such as Word and Quark Express enable content contributors to submit content from familiar environments without the need for webmaster involvement. Processes can progress in parallel avoiding bottlenecks.

     CodeWright is an editing system for programmers that allows users to standardize their development environment and alleviate the need to continually learn the idiosyncrasies of a variety of development GUIs and IDEs.

     Genitor Object Construction Suite (OCS) creates 'objects' from lines of code and class libraries (currently C++) so that they can be reused/edited using the OCS design editor and, if necessary, reverse-engineered into the modeling tool for redesign and regeneration.

     Surveyor reverse engineers any version of C++ into 'English' documentation, accessible as a Web site, that shows hierarchies of classes, relationships and other information that can be translated from the code. The C++ code could potentially be re-engineered into Java.

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

     The following is a list of our partners' products that we resell:

     Mercury TestDirector is an integrated management tool for organizing and managing the testing process. It combines planning, execution, defect tracking with a central repository to manage the complete test process and determine application readiness.

     Embarcadero GDPro is a visual modeling, object-oriented analysis and design tool supporting the unified modeling language (UML). Starting with existing source code, GDPro's reverse engineering capabilities allow one to create UML models that give you insight into what you currently have, mapping relationships, objects, methods and properties. Or, GDPro can be used to design a system starting from scratch, followed by automatically generating code from the new UML-based models.

     Software Productivity Center Estimate Professional is a project estimation tool. This tool uses a combination of COCOMO 2.0 and Putnam estimation methodologies together with the Monte Carlo simulation method to generate a range of possible schedule and effort options. It builds a historical database to help predict future estimates and uses industry data when users do not have historical data. It also supports 'what-if' scenarios to examine the tradeoffs between different manpower, schedule, features or cost options.

     Catalyst Openmake automates the creation of applications through the use of a repeatable build process. Openmake integrates into the development process, ensuring that executables are created the same way every time.

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

     We have a base of over 2,800 existing customers who use our products for the development and management of eBusiness applications, Web sites and traditional software applications. We have the opportunity to leverage our existing customer base by selling our recent additions to the Starbase family of products (CaliberRM, CaliberRM Professional, Starbase CaliberRBT, Starbase eXpressroom, as well as partner products that we resell -- Mercury TestDirector, Embarcadero GDPro, Software Productivity Center Estimate Professional and Catalyst Openmake). Our recent acquisitions of worldweb.net and Technology Builders Inc. adds direct sales personnel and gives us the opportunity to sell into their existing customer base.

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

     Our international distributor program is targeted to a wide variety of dealers/distributors. Annual targets, discounts, territorial coverage and overall commitment vary by category and geographical region. We currently have a distributor network that covers 25 countries throughout the world.

     We focus our marketing efforts on educating potential customers, generating new sales opportunities, supporting our various distributors and partners and creating market awareness of our products and services. We conduct a variety of programs to educate our target market including print advertising, Web and direct seminars, conferences and trade shows, Web and direct mail campaigns, industry and partner user group speaking engagements, public relations including press and industry analysts. Our target audience includes software development and MIS executives, software developers, business executives, sales and marketing personnel, graphic designers and webmasters. Our marketing strategy now includes initiatives to increase our presence and visibility in both the Web and business community. Such initiatives include Internet and portal focused trade shows and conferences, advertisements in business and Web journals, and editorial coverage by these journals.

RESEARCH AND DEVELOPMENT

     We believe that strong research and product development efforts are essential to enhancing our core technologies and developing additional products. We have made substantial investments in research and development through both internal development and technology acquisitions. We are focused on developing and enhancing our products for eBusiness applications and the production of Web sites for eCollaboration solutions. Our research and development efforts are focused on expanding our support for Extensible Markup Language or XML, additional digital platforms such as hand-held mobile devices and a broader range of digital devices. Our research and development expenses were $4.4 million, $4.6 million and $12.3 million for the years ended March 31, 1999, 2000, and 2001.

COMPETITION

     The market for code and content management solutions is highly competitive and constantly evolving. In this market, new products are frequently introduced and existing products are often enhanced. We expect competition to increase and intensify in the future. We have two primary sources of competition:

     - vendors of software that address content-based development, such as Interwoven and Vignette; and

     - vendors of software that address code-based development, such as Rational Software, MERANT, Mortice Kern Systems, Inc., Telelogic Corp. and Microsoft.

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

EMPLOYEES

     As of March 31, 2001, we had 410 full-time employees. Of these employees, 119 were in Research and Development, 53 were in Administration and 238 were in Sales and Marketing. Our workforce is not unionized and management believes that our relations with employees are good.

ITEM 2. PROPERTIES

     Our principal administrative, sales, marketing, support, and research and development facility is currently located in approximately 43,000 square feet of space in Santa Ana, California, under a lease that expires in September 2005. We also lease 16,000 square feet in Beaverton, Oregon, under a lease that expires in March 2002, which was assumed in the acquisition of Premia Corporation, 37,000 square feet in Alexandria, Virginia, under a lease that expires in October 2009, which was assumed in the acquisition of worldweb.net, Inc., and 41,000 square feet in Atlanta, Georgia, under a lease that expires in August 2005, which was assumed in the acquisition of Technology Builders, Inc.

     We also lease sales offices through out the U.S. including, Texas, Colorado, New Jersey, and Massachusetts. Our UK subsidiary leases sales office space in London metropolitan area.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY

     (a) Our common stock trades on the Nasdaq Stock Market under the symbol "SBAS". The following table sets out the high and low closing sales prices of our common stock for period indicated.

                                                               HIGH      LOW
                                                              ------    -----
FISCAL YEAR 2000
  Quarter Ended June 30, 1999...............................  $ 3.38    $1.50
  Quarter Ended September 30, 1999..........................  $ 2.97    $1.78
  Quarter Ended December 31, 1999...........................  $15.13    $1.19
  Quarter Ended March 31, 2000..............................  $17.13    $8.50
FISCAL YEAR 2001
  Quarter Ended June 30, 2000...............................  $10.87    $2.18
  Quarter Ended September 30, 2000..........................  $11.62    $4.59
  Quarter Ended December 31, 2000...........................  $ 6.12    $1.93
  Quarter Ended March 31, 2001..............................  $ 4.62    $1.97

     As of March 31, 2001, based on information received from the transfer agent of our common stock, the number of stockholders of record was 1,178. We believe that there are approximately 31,000 stockholders of our common stock held in street name.

     We have never declared a cash dividend on our common stock or preferred stock. The Board of Directors presently intends to retain all earnings for use in our business and therefore does not anticipate paying any cash dividends on our common stock in the foreseeable future. Payment of dividends on common stock, if any, would be subject to the discretion of the Board of Directors, which may consider factors such as our results of operations, financial condition, capital needs and acquisition strategy, among others. In addition, under the corporate law of Delaware, we are prohibited from paying dividends except out of our surplus (retained earnings) or, if there is no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. At March 31, 2001, our balance sheet reflected an accumulated deficit of $74,857,000.

     (b) In February 2001, we issued an aggregate of 8,300,000 shares of our common stock to the former stockholders of worldweb.net, Inc. in the connection of acquisition of worldweb.net, Inc.

     In February 2001, we issued an aggregate of 10,505,280 shares of our common stock to former stockholders of Technology Builders, Inc. in connection of the acquisition of Technology Builders, Inc.

ITEM 6. SELECTED FINANCIAL DATA

     Our consolidated statements of operations data for the years ended March 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of March 31, 1999, 2000, and 2001 have been derived from our consolidated financial statements which have been audited by Deloitte & Touche LLP, independent auditors, of which March 31, 2000 and 2001 are included herein. Our statements of operations data for the years ended March 31, 1997 and 1998 and the balance sheet data as of March 31, 1997 and 1998 have been derived from our financial statements for those periods which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are not included herein. The information set forth below in not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                                YEAR ENDED MARCH 31,
                                                  ------------------------------------------------
                                                   1997      1998      1999      2000       2001
                                                  -------   -------   -------   -------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  License.......................................  $   968   $ 1,863   $ 5,964   $14,486   $ 31,735
  Service.......................................       71       276       868     3,046      9,905
                                                  -------   -------   -------   -------   --------
          Total revenues........................    1,039     2,139     6,832    17,532     41,640
Cost of revenues:
  License.......................................       96       162       508     1,042      1,330
  Service.......................................       --        --        --     1,480      4,560
  Amortization of intangibles...................       --        --        --        94      2,426
                                                  -------   -------   -------   -------   --------
          Total cost of revenues................       96       162       508     2,616      8,316
                                                  -------   -------   -------   -------   --------
Gross margin....................................      943     1,977     6,324    14,916     33,324
Operating expenses:
  Research and development......................    1,791     2,762     4,437     4,552     12,327
  Sales and marketing...........................    2,969     3,423     7,638     9,097     21,888
  General and administrative....................    2,081     1,947     2,786     3,898      7,231
  Non-cash stock based compensation.............       --        --       177       629      1,502
  In-process research and development...........       --        --        --     2,130      1,200
  Amortization of intangibles...................       --        --        --       377      6,686
                                                  -------   -------   -------   -------   --------
          Total operating expenses..............    6,841     8,132    15,038    20,683     50,834
                                                  -------   -------   -------   -------   --------
Operating loss..................................   (5,898)   (6,155)   (8,714)   (5,767)   (17,510)
Interest and other income (expense).............      198      (877)       32        50        980
                                                  -------   -------   -------   -------   --------
Loss before income taxes........................   (5,700)   (7,032)   (8,682)   (5,717)   (16,530)
Provision for income taxes......................        3         1         1         1         22
                                                  -------   -------   -------   -------   --------
Net loss........................................   (5,703)   (7,033)   (8,683)   (5,718)   (16,552)
Non-cash dividend and accretion of beneficial
  conversion feature............................    1,096     2,832     1,277       549         --
                                                  -------   -------   -------   -------   --------
Net loss applicable to common stockholders......  $(6,799)  $(9,865)  $(9,960)  $(6,267)  $(16,552)
                                                  =======   =======   =======   =======   ========
Basic and diluted net loss per share............  $ (0.62)  $ (0.70)  $ (0.49)  $ (0.19)  $  (0.34)
Basic and diluted weighted average number of
  common shares outstanding.....................   10,938    14,126    20,526    33,412     49,107

                                                                     MARCH 31,
                                                  ------------------------------------------------
                                                   1997      1998      1999      2000       2001
                                                  -------   -------   -------   -------   --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.......................  $ 2,722   $ 4,167   $ 1,363   $11,448   $ 14,075
Working capital.................................    2,384     3,632     2,308    11,429      1,381
Intangible assets, net..........................       --        --       971    21,074    107,628
Total assets....................................    3,876     5,682     6,605    42,213    149,038
Long-term liabilities...........................       --        38       116       584        359
Total stockholders' equity......................    2,991     4,430     4,462    34,270    118,194

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto, included elsewhere in this Report.

RESULTS OF OPERATIONS

     The following table summarizes our results of operations as a percentage of total revenues for the years ended March 31, 1999, 2000 and 2001.

                                                                YEAR ENDED MARCH 31,
                                                              ------------------------
                                                               1999     2000     2001
                                                              ------    -----    -----
Revenues:
  License...................................................    87.3%    82.6%    76.2%
  Service...................................................    12.7     17.4     23.8
                                                              ------    -----    -----
          Total revenues....................................   100.0    100.0    100.0
Cost of revenues:
  License...................................................     7.4      6.0      3.2
  Service...................................................      --      8.4     11.0
  Amortization of intangibles...............................      --      0.5      5.8
                                                              ------    -----    -----
          Total cost of revenues............................     7.4     14.9     20.0
                                                              ------    -----    -----
Gross profit................................................    92.6     85.1     80.0
Operating expenses:
  Research and development..................................    64.9     26.0     29.6
  Sales and marketing.......................................   111.8     51.9     52.6
  General and administrative................................    40.8     22.2     17.4
  Non-cash stock based compensation.........................     2.6      3.6      3.6
  In-process research and development.......................      --     12.1      2.9
  Amortization of intangibles...............................      --      2.2     16.0
                                                              ------    -----    -----
          Total operating expenses..........................   220.1    118.0    122.1
                                                              ------    -----    -----
Loss from operations........................................  (127.5)   (32.9)   (42.1)
Interest and other income...................................     0.4      0.3      2.4
                                                              ------    -----    -----
Loss before income taxes....................................  (127.1)   (32.6)   (39.7)
Provision for income taxes..................................     0.0      0.0      0.1
                                                              ------    -----    -----
Net loss....................................................  (127.1)   (32.6)   (39.8)
Non-cash dividend and accretion of beneficial conversion
  feature...................................................    18.7      3.1       --
                                                              ------    -----    -----
Net loss applicable to common stockholders..................  (145.8)%  (35.7)%  (39.8)%
                                                              ======    =====    =====

YEARS ENDED MARCH 31, 1999, 2000 AND 2001

REVENUES

     Revenues were $6.8 million, $17.5 million and $41.6 million for 1999, 2000 and 2001, respectively, representing increases of $10.7 million, or 157.4%, from 1999 to 2000 and $24.1 million, or 137.5%, from 2000 to 2001. One customer accounted for 10% and 11% of total revenues for 1999 and 2000, respectively, and no one customer accounted for 10% or more of total revenues for 2001. International revenues accounted for less than 10% of total revenues in 1999, 2000 and 2001.

     Licenses -- Licenses were $6.0 million, $14.5 million and $31.7 million in 1999, 2000 and 2001, respectively, representing increases of $8.5 million, or 141.7%, from 1999 to 2000, and $17.2 million, or 119.1%, from 2000 to 2001.
Licenses represented 87.3%, 82.6% and 76.2% of total revenues in 1999, 2000 and 2001, respectively. The increase in licenses from 1999 to 2000 was due to an increase in our sales force. The increase in licenses from 2000 to 2001 was due to an increase in our sales force along with the new product available through the Premia, worldweb.net and Technology Builders acquisitions. The acquired products were CodeWright, CaliberRM, CaliberRBT and eXpressroom.

     Services -- Services were $868,000, $3.0 million and $9.9 million in 1999, 2000 and 2001, respectively, representing increases of $2.2 million, or 250.9%, from 1999 to 2000, and $6.9 million, or 225.2%, from 2000 to 2001. Services represented 12.7%, 17.4% and 23.8% of total revenues in 1999, 2000 and 2001, respectively. The increase in services revenues was due to an increase in our training and consulting organization along with an increase in the number of software licenses sold with maintenance agreements.

COST OF REVENUES

     License -- License cost of revenues consists primarily of manufacturing and related costs, such as media, documentation and product assembly. We outsource manufacturing for all software products, with the exception of our Roundtable product. License cost of revenues was $508,000, $1.0 million and $1.3 million in 1999, 2000 and 2001, respectively, representing an increase of $500,000, or 105.1%, from 1999 to 2000, and $300,000, or 27.6%, from 2000 to 2001. License cost of revenues as a percentage of license revenues was 8.5%, 7.2% and 4.2% for 1999, 2000 and 2001, respectively. The decrease in percentage from 1999 to 2000 was primarily due to the elimination of a royalty bearing component of our product. The decrease in percentage from 2000 to 2001 was primarily due to an increase in the average size of the Company's sales, thus requiring a fewer number of manuals and media to be shipped.

     Service -- Service cost of revenues consists of costs associated with performing training and consulting services Service cost of revenues was $1.5 million and $4.6 million in 2000 and 2001, respectively, representing an increase of $3.1 million, or 208.1%. Service cost of revenues as a percentage of service revenue was 48.6% and 46.0% for 2000 and 2001, respectively. The increases in service costs were due to the increases in the training and consulting organization. There was no cost of service for 1999.

     Amortization of intangibles -- Amortization of intangibles consists of the amortization of developed technology associated with the Premia, Genitor, worldweb.net and Technology Builders acquisitions. Amortization of intangibles was $94,000 and $2.4 million in 2000 and 2001, respectively, representing an increase of $2.3 million or 2,480.1%. Amortization of intangibles as a percentage of total revenue was 0.5% and 5.8% for 2000 and 2001, respectively. See Note 9 of the Notes to the Consolidated Financial Statements for more information concerning the purchase price allocation associated with acquisitions.

OPERATING EXPENSES

     Research and Development -- Research and development expenses were $4.4 million, $4.6 million and $12.3 million in 1999, 2000 and 2001, respectively, representing increases of $200,000, or 4.5%, from 1999 to 2000, and $7.7 million, or 170.8%, from 2000 to 2001. The increases for these periods were primarily related to an increase in salaries and related expenses associated with an increase in software developers and quality assurance personnel as a result of our acquisitions, along with the cost of hiring outside contractors to support product development activities. Research and development expenses for 2001 includes a one-time expense of $1.7 million associated with technology purchase.

     Sales and marketing -- Sales and marketing expenses were $7.6 million, $9.1 million and $21.9 million in 1999, 2000 and 2001, respectively, representing increases of $1.5 million, or 19.7%, from 1999 to 2000, and $12.8 million, or 140.6%, from 2000 to 2001. The increases for these periods were primarily related to the increase in salaries and related expenses incurred in expanding our sales teams, through acquisitions and new hires, from eight to twenty-seven.

     General and administrative -- General and administrative expenses were $2.8 million, $3.9 million and $7.2 million in 1999, 2000 and 2001, respectively, representing increases of $1.1 million, or 39.9%, from 1999 to 2000, and $3.3 million, or 85.5%, from 2000 to 2001. The increases for these periods were primarily related to the increase in salaries and related expenses incurred as a result of our acquisition, along with the building of our infrastructure.

     Non-cash stock based compensation -- Non-cash stock based compensation was $177,000, $629,000 and $1.5 million in 1999, 2000 and 2001, respectively, representing increases of $452,000, or 255.4%, from 1999 to 2000, and $900,000, or 138.8%, from 2000 to 2001. Non-cash stock based compensation expense represents the fair market value of stock options and warrants granted to non-employees of our common stock at the date of the grant amortized over the vesting period.

     In-process research and development -- In-process research and development was $2.1 million and $1.2 million for 2000 and 2001, respectively, representing a decrease of $900,000, or 43.7%. In-process research and development was based upon the discounted expected future net cash flows of the products over the products' expected life, reflecting the estimated state of completion of the projects and the estimate of the costs to complete the projects. In-process research and development projects for 2001 were a result of the Technology Builders acquisition. New project developments underway at Technology Builders at the time of acquisition included, among other things, CaliberRM 4.0 and eCaliber. The Company estimated that the percent completion of these projects at the date of acquisition was 41% and 54% respectively, and that the cost to complete these projects will aggregate approximately $650,000 and will be incurred over a two-year period. In-process research and development projects for 2000 were a result of Premia acquisition. New project developments underway at Premia at the time of the acquisition included, among other things, CodeWright 6.5, CodeWright 7.0, DocWright 4.5 and TrackWright 1.0. The Company estimated that the percent completion of these projects at the date of acquisition was 89%, 57%, 55% and 69% respectively, and that the cost to complete these projects will aggregate approximately $1.1 million and will be incurred over a two-year period. At March 31, 2001, the Company estimated the completion of these projects was 100%, 100%, 55% and 69%, respectively, and the cost incurred for the year ended March 31, 2001 was approximately $900,000.

     Amortization of intangibles -- Amortization of intangibles was $373,000 and $6.7 million for 2000 and 2001, respectively. This included amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, ObjectShare, worldweb.net, and Technology Builders acquisitions. See
Note 9 to the Notes of the Consolidated Financial Statements for more information concerning the purchase price allocation associated with the acquisitions. The Company will continue to evaluate the recoverability of its intangible assets throughout fiscal 2002.

     Interest and other income -- Interest and other income was $32,000, $50,000 and $980,000 in 1999, 2000 and 2001, respectively, representing an increase of $18,000 from 1999 to 2000, and an increase of $930,000 from 2000 to 2001. The increase is due to higher interest income resulting from more cash being available to invest. Interest and other income in 2000 includes an expense of $250,000 as a result of equity loss from investee (OpenAvenue Inc.)

     Provision for income taxes -- We have incurred minimal income taxes in 1999, 2000 and 2001 due to our cumulative losses. As of March 31, 2001, we have a net operating loss ("NOL") carryforwards of approximately $93 million and $68 million for federal and state income tax purposes. The NOL carryforwards are available to offset future taxable income at varying amounts through the year 2021. At March 31, 2001, a 100% valuation allowance has been provided on the net deferred tax assets since we cannot determine that such are "more likely than not" to be realized.

     Net loss applicable to common stockholders -- Net loss applicable to common stockholders for the year ended March 31, 1999 was $10.0 million, consisting of our net loss of $8.7 million and $1.3 million of non-cash dividend and accretion of the beneficial conversion feature of preferred stock. Net loss applicable to common stockholders for the year ended March 31, 2000 was $6.3 million, consisting of our net loss for the year of $5.8 million and $549,000 of non-cash dividend and accretion of the beneficial conversion feature of preferred stock. Net loss applicable to common stockholders for the year ended March 31, 2001 was $16.6 million, consisting of our net loss for the period.

INFLATION

     Inflation has not had a significant effect on our results of operations or financial position for the years ended March 31, 1999, 2000 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our business, to date, primarily from the issuance of equity securities. Cash and cash equivalents as of March 31, 2001 were $14.1 million. At March 31, 2001 we had working capital of $1.4 million.

YEARS ENDED MARCH 31, 2000 AND 2001

     Net cash used in operating activities was $1.5 million and $4.4 million in 2000 and 2001, respectively. The increase was primarily due to an increase in loss from operations and an increase in accounts receivable resulting from increased sales, offset by an increase in non-cash stock option compensation expense and depreciation and amortization expense.

     Net cash provided by (used in) investing activities was $498,000 and $(8.8 million) in 2000 and 2001, respectively. The decrease in cash provided by investing activities was primarily due to an increase in capital expenditures and cash paid for acquisitions, net of cash received.

     Net cash provided from financing activities was $11.0 million and $15.8 million in 2000 and 2001, respectively. In 2000, we raised $4.2 million from the sale of common stock, $2.0 million from the exercise of stock options and $5.5 million from the exercise of warrants. In 2001, we raised $17.5 million from the sale of common stock, $2.6 million from the exercise of stock options and $428,000 from the exercise of warrants.

     We believe that our existing cash balances, cash equivalents and cash from operations will be sufficient to finance our operations through at least the next twelve months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

     We warrant our products against defects for 90 days and have a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. We have reserved approximately $2.2 million at March 31, 2001 for future returns and other collection issues.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000, and established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative which would be required to be reported as assets or liabilities and carried at fair value. The Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

     In December 1999, Staff Accounting Bulletin No. 101 was issued to provide to staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has adopted this statement and evaluated the impact on consolidated financial statements and believes it did not and will not have a material impact on its results of operations or equity.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan as a noncompensatory plan, the accounting sequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 change the accounting for an exchange unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as a non-cash compensation expense over the remaining future vesting period. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements, other than the effect of the application of FIN 44 as it related to the Company's acquisitions as described in Note 9.

RISK FACTORS

     Our business is subject to a variety of risks and special considerations. As a result, our prospective investors should carefully consider the risks described below, and the other information in this document, before deciding to invest in the shares.

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

     - the integration of people, operations and products from acquired businesses and technologies;

     - changes in operating expenses and personnel; and

     - changes in general and specific economic conditions in the software and Internet industries.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES

     Since our inception, we have had a history of losses and as of March 31, 2001, we had an accumulated deficit of $74,857,000. Further, our cash requirements to run our business have been, and will continue to be, significant. In the past, we have had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

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

WE RELY HEAVILY ON SALES OF STARTEAM AND IF IT DOES NOT SUSTAIN OR INCREASE MARKET ACCEPTANCE, WE ARE LIKELY TO EXPERIENCE LARGER LOSSES

     For the year ended March 31, 2001, we generated 50% of our total revenues and 67% of our licensing revenues from licenses of our StarTeam product line. We believe that revenues generated from StarTeam will continue to account for a large percentage of our revenues for the foreseeable future. A decline in the price of, or demand for, StarTeam would have a material adverse effect on our business, operating results and financial condition. The following events may reduce the demand for StarTeam:

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

IF WE DO NOT DEVELOP OUR INDIRECT SALES CHANNEL, OUR REVENUES MAY DECLINE

     Domestic and international resellers and original equipment manufacturers may be able to reach new customers more quickly or more effectively than our direct sales force. Although we are currently investing, and plan to continue to invest, significant resources to develop these indirect sales channels, we may not succeed in establishing a channel that can market our products effectively and provide timely and cost-effective customer support and services. In addition, we may not be able to manage conflicts across our various sales channels, and our focus on increasing sales through our indirect channel may divert management resources and attention from our direct sales efforts.

IF WE DO NOT CONTINUE TO RECEIVE REPEAT BUSINESS FROM EXISTING CUSTOMERS, OUR REVENUE WILL SUFFER

     We generate a significant amount of our software license revenues from existing customers. Most of our current customers initially purchase a limited number of licenses as they implement and adopt our products. Even if the customer successfully uses our products, customers may not purchase additional licenses to expand the use of our products. Purchases of expanded licenses by these customers will depend on their success in deploying our products, their satisfaction with our products and support services and their use of competitive alternatives. A customer's decision to widely deploy our products and purchase additional licenses may also be affected by factors that are outside of our control, or which are not related to our products or services. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require the functionality of our new products and may decide not to license these products.

OUR PRODUCTS COULD BECOME OBSOLETE IF WE ARE UNABLE TO ADAPT TO THE RAPID CHANGES IN THE EBUSINESS MARKET

     Rapidly changing Internet technology and standards may impede market acceptance of our products. The continued success of our products will require us to develop and introduce new technologies, and to offer functionality that we do not currently provide. We may not be able to quickly adapt our products to new Internet technology. If Internet technologies emerge that are incompatible with StarTeam or other new Internet products that we develop, our products may become obsolete and existing and potential new customers may seek alternatives. The following factors characterize the markets for our products:

     - rapid technological advances;

     - evolving industry standards, including operating systems;

     - changes in end-user requirements; and

     - frequent new product introductions and enhancements.

     To succeed, we will need to enhance our current products and develop new products on a timely basis to stay current with developments related to Internet technology, and to satisfy the increasingly sophisticated requirements of our customers. Internet commerce technology, particularly eBusiness software technology, is complex and new products and product enhancements can require long development and testing periods. Any delays in developing and releasing enhanced or new products could cause us to lose market share and have a material adverse effect on our business, operating results and financial condition.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE OUR RECENT ACQUISITION OF WORLDWEB.NET, INC.

     We acquired worldweb.net, Inc. on February 20, 2001. The success of this acquisition will depend on our ability to:

     - successfully integrate and manage worldweb.net's technology and operations;

     - retain worldweb.net's software developers;

     - develop and market new products and enhance existing products based on worldweb.net's technology; and

     - retain worldweb.net's customer base.

     Our failure to successfully address the risks associated with our acquisition of worldweb.net could hurt our ability to develop and market products based on worldweb.net's technology.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE OUR RECENT ACQUISITION OF TECHNOLOGY BUILDERS, INC.

     We acquired Technology Builders, Inc. on February 23, 2001. The success of this acquisition will depend on our ability to:

     - successfully integrate and manage Technology Builders' technology and operations;

     - retain Technology Builders' software developers;

     - develop and market new products and enhance existing products based on Technology Builders' technology; and

     - retain Technology Builders' customer base.

     Our failure to successfully address the risks associated with our acquisition of Technology Builders could hurt our ability to develop and market products based on Technology Builders' technology.

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

OUR PERFORMANCE WILL DEPEND ON THE GROWTH OF THE INTERNET FOR EBUSINESS

     Our future success depends heavily on the Internet being accepted and widely used for commerce. If Internet commerce does not continue to grow, or grows more slowly than expected, our business, operating results and financial condition would be materially adversely affected. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies or insufficient commercial support. The Internet infrastructure may not be able to support the demands placed on it by increased Internet usage and bandwidth requirements. Enterprises that have already invested substantial resources in other methods of conducting eBusiness may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems. Any of these factors could inhibit the growth of eBusiness solutions and in particular the market's acceptance of our products and services. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or increased government regulation, could cause the Internet to lose its viability as a commercial medium. Even if the required infrastructure, standards, protocols or complementary products, services or facilities are developed, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Starbase Corporation:
  Independent Auditors' Report..............................   22
  Consolidated Balance Sheets at March 31, 2001 and 2000....   23
  Consolidated Statements of Operations for the years ended
     March 31, 2001, 2000 and 1999..........................   24
  Consolidated Statements of Comprehensive Operations for
     the years ended March 31, 2001, 2000 and 1999..........   25
  Consolidated Statements of Cash Flows for the years ended
     March 31, 2001, 2000 and 1999..........................   26
  Consolidated Statements of Stockholders' Equity for the
     years ended March 31, 2001, 2000 and 1999..............   27
  Notes to Consolidated Financial Statements................   28

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and
Stockholders of StarBase Corporation:

     We have audited the accompanying consolidated balance sheets of Starbase Corporation and its subsidiaries (the Company) as of March 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbase Corporation and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
May 7, 2001

                              STARBASE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              MARCH 31,    MARCH 31,
                                                                2001         2000
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $ 14,075     $ 11,448
  Restricted cash...........................................       257           39
  Marketable securities.....................................         3           11
  Accounts receivable, net of allowances of $2,166 (2001)
     and $202 (2000)........................................    16,148        6,696
  Notes and other receivables, net of allowance of $760
     (2001) and $707
     (2000).................................................       200           26
  Prepaid expenses and other assets.........................     1,183          568
                                                              --------     --------
          Total current assets..............................    31,866       18,788
Property and equipment, net.................................     7,953        1,526
Intangible assets, net......................................   107,628       21,074
Note receivable from officer................................       104           99
Long-term notes receivable..................................        16           --
Long-term restricted cash...................................     1,216           39
Other non-current assets....................................       255          687
                                                              --------     --------
          Total assets......................................  $149,038     $ 42,213
                                                              ========     ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 11,104     $  1,358
  Accrued compensation......................................     3,381        1,475
  Other accrued liabilities.................................     6,706          390
  Deferred revenue..........................................     8,950        4,017
  Current portion of long-term obligations..................       344          119
                                                              --------     --------
          Total current liabilities.........................    30,485        7,359
Long-term liabilities:
  Long-term obligations, less current portion...............       238           49
  Long-term deferred revenue................................       121          535
                                                              --------     --------
          Total long-term liabilities.......................       359          584
                                                              --------     --------
          Total liabilities.................................    30,844        7,943
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
     authorized, none issued and outstanding at March 31,
     2001 and 2000..........................................        --           --
  Common stock, $.01 par value; 100,000,000 shares
     authorized, 69,386,443 and 44,315,610 issued and
     outstanding at March 31, 2001 and 2000.................       694          443
  Notes receivable..........................................      (219)          --
  Deferred non-cash compensation............................      (662)          --
  Additional paid-in capital................................   193,321       92,242
  Accumulated deficit.......................................   (74,857)     (58,305)
  Accumulated other comprehensive loss......................       (83)        (110)
                                                              --------     --------
     Net stockholders' equity...............................   118,194       34,270
                                                              --------     --------
          Total liabilities and stockholders' equity........  $149,038     $ 42,213
                                                              ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              STARBASE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------    -------    -------
Revenues:
  License...................................................  $ 31,735    $14,486    $ 5,964
  Service...................................................     9,905      3,046        868
                                                              --------    -------    -------
          Total revenues....................................    41,640     17,532      6,832
Cost of Revenues:
  License...................................................     1,330      1,042        508
  Service...................................................     4,560      1,480         --
  Amortization of intangibles...............................     2,426         94         --
                                                              --------    -------    -------
          Total cost of revenues............................     8,316      2,616        508
                                                              --------    -------    -------
Gross margin................................................    33,324     14,916      6,324
Operating Expenses:
  Research and development..................................    12,327      4,552      4,437
  Sales and marketing.......................................    21,888      9,097      7,638
  General and administrative................................     7,231      3,898      2,786
  Non-cash stock based compensation.........................     1,502        629        177
  In-process research and development.......................     1,200      2,130         --
  Amortization of intangibles...............................     6,686        377         --
                                                              --------    -------    -------
          Total operating expenses..........................    50,834     20,683     15,038
                                                              --------    -------    -------
  Operating loss............................................   (17,510)    (5,767)    (8,714)
  Interest and other income.................................       980         50         32
                                                              --------    -------    -------
Loss before income taxes....................................   (16,530)    (5,717)    (8,682)
  Provision for income taxes................................        22          1          1
                                                              --------    -------    -------
Net loss....................................................   (16,552)    (5,718)    (8,683)
  Non-cash dividend and accretion of beneficial conversion
     feature................................................        --        549      1,277
                                                              --------    -------    -------
Net loss applicable to common stockholders..................  $(16,552)   $(6,267)   $(9,960)
                                                              ========    =======    =======
Per share data:
  Basic and diluted net loss per common share...............  $  (0.34)   $ (0.19)   $ (0.49)
                                                              ========    =======    =======
  Basic and diluted weighted average common shares
     outstanding............................................    49,107     33,412     20,526
                                                              ========    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              STARBASE CORPORATION

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------    -------    -------
Net loss....................................................  $(16,552)   $(5,718)   $(8,683)
Other comprehensive loss:
  Foreign currency translation adjustments..................        35         --         --
  Unrealized loss on available for sale securities..........        (8)      (110)        --
                                                              --------    -------    -------
          Total comprehensive loss..........................  $(16,525)   $(5,828)   $(8,683)
                                                              ========    =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                              STARBASE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------    -------    -------
Cash Flows from Operating Activities:
 Net loss...................................................  $(16,552)   $(5,718)   $(8,683)
 Adjustments to reconcile net loss to cash used in operating activities:
   Depreciation and amortization............................    10,187        865        386
   In-process research and development......................     1,200      2,130         --
   Provision for doubtful accounts..........................     1,038        754         66
   Loss on disposition of property and equipment............        (3)         5          7
   Non-cash stock based compensation........................     1,502        629        177
   Gain on sales of available for sale securities...........        --        (78)        --
   Equity in loss of investee...............................        --        250         --
   Changes in operating assets and liabilities, net of
     effects of acquisition:
     Accounts receivable....................................    (6,313)    (3,535)    (2,251)
     Notes and other receivables............................       (56)      (722)        36
     Prepaid expenses and other assets......................        42       (203)       156
     Other non-current assets...............................         2       (529)      (156)
     Accounts payable and accrued liabilities...............     5,204      1,592        314
     Deferred revenue.......................................      (643)     3,105        397
                                                              --------    -------    -------
       Net cash used in operating activities................    (4,392)    (1,455)    (9,551)
Cash Flows from Investing Activities:
 Decrease (increase) in restricted cash.....................        39         40       (118)
 Proceeds from sale of available for sale securities........        --      1,141         --
 Investment in equity investee..............................        --       (250)        --
 Cash paid for acquisitions, net of cash acquired...........    (4,039)        57         --
 Proceeds from sale of property and equipment...............        29         --         --
 Capital expenditures.......................................    (4,816)      (490)      (600)
                                                              --------    -------    -------
       Net cash (used in) provided by investing
       activities...........................................    (8,787)       498       (718)
Cash Flows from Financing Activities:
 Proceeds from sale of preferred stock......................        --         --      7,053
 Proceeds from issuance of common stock:
   From private placements..................................    17,500      4,225         60
   For payment of expenses..................................        --         --        152
   Exercise of options......................................     2,557      2,030         61
   Exercise of warrants.....................................       428      5,495        581
 Payment of financing related costs.........................    (1,570)      (575)      (358)
 Payments on debt obligations...............................    (3,144)      (133)       (84)
                                                              --------    -------    -------
       Net cash provided by financing activities............    15,771     11,042      7,465
Effect of exchange rate changes on cash and cash
 equivalents................................................        35         --         --
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........     2,627     10,085     (2,804)
Cash and cash equivalents, beginning of year................    11,448      1,363      4,167
                                                              --------    -------    -------
Cash and cash equivalents, end of year......................  $ 14,075    $11,448    $ 1,363
                                                              ========    =======    =======
Supplemental Cash Flow Information:
 Interest paid..............................................  $     35    $    31    $    16
                                                              ========    =======    =======
 Income taxes paid..........................................  $     22    $     1    $     1
                                                              ========    =======    =======
Non-cash investing and financing transactions:
 Non-cash preferred stock and common stock dividends........              $   549    $ 1,277
                                                                          =======    =======
 Conversion of preferred stock to common stock..............              $    48    $    85
                                                                          =======    =======
 Capitalized lease and insurance financing..................  $    171    $    90    $   268
                                                              ========    =======    =======
 Change in net unrealized loss on securities available for
   sale.....................................................  $      8    $   110
                                                              ========    =======
 Common stock for offering expense..........................              $   231
                                                                          =======
 Marketable securities received in exchange for accounts
   receivable...............................................                         $   121
                                                                                     =======
 Issuance of common stock for developed technology..........                         $   987
                                                                                     =======

---------------
See Note 9 for details of assets acquired and liabilities assumed in purchase transactions.

   The accompanying notes are an integral part of the consolidated financial statements.

                              STARBASE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     PREFERRED STOCK    COMMON STOCK     ADDITIONAL                   DEFERRED
                                     ---------------   ---------------    PAID-IN     ACCUMULATED     NON-CASH       NOTES
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT     COMPENSATION   RECEIVABLE
                                     ------   ------   ------   ------   ----------   -----------   ------------   ----------
BALANCE AT MARCH 31, 1998..........   3,773    $ 38    18,580    $186     $ 46,284     $(42,078)       $  --         $  --
Preferred stock conversion to
 common............................  (3,191)    (32)    8,500      85          (53)          --           --            --
Preferred stock issued -- Series
 D.................................      --      --        --      --           (8)          --           --            --
Preferred stock issued -- Series
 E.................................      --      --        --      --          (26)          --           --            --
Preferred stock issued -- Series
 F.................................      --      --        --      --           (4)          --           --            --
Preferred stock issued -- Series
 G.................................       3      --        --      --        2,866           --           --            --
Preferred stock issued -- Series
 H.................................       3      --        --      --        2,938           --           --            --
Preferred stock issued -- Series
 I.................................       1      --        --      --          884           --           --            --
Options and warrants issued for
 services provided.................      --      --        --      --          177           --           --            --
Common stock issued:
 Exercise of options...............      --      --        49      --           61           --           --            --
 Exercise of warrants..............      --      --       688       7          623           --           --            --
 Asset purchase....................      --      --       625       6          981           --           --            --
 Private placement.................      --      --        38      --           58           --           --            --
 Payment of liabilities............      --      --       156       2          150           --           --            --
Non-cash dividend and accretion of
 beneficial conversion feature.....      --      --        --      --        1,277       (1,277)          --            --
Net loss...........................      --      --        --      --           --       (8,683)          --            --
                                     ------    ----    ------    ----     --------     --------        -----         -----
BALANCE AT MARCH 31, 1999..........     589       6    28,636     286       56,208      (52,038)          --            --
                                     ------    ----    ------    ----     --------     --------        -----         -----
Preferred stock conversion to
 common............................    (589)     (6)    4,775      48          (42)          --           --            --
Options and warrants issued for
 services provided.................      --      --        --      --          629           --           --            --
Common stock issued:
 Exercise of options...............      --      --     1,510      15        2,015           --           --            --
 Exercise of warrants..............      --      --     4,893      49        5,446           --           --            --
 Acquisition.......................      --      --     1,869      19       23,813           --           --            --
 Private placement.................      --      --     2,504      25        4,200           --           --            --
Payment of financing related
 costs.............................      --      --       129       1         (576)          --           --            --
Non-cash dividend and accretion of
 beneficial conversion feature.....      --      --        --      --          549         (549)          --            --
Unrealized loss on available for
 sale securities...................      --      --        --      --           --           --           --            --
Net loss...........................      --      --        --      --           --       (5,718)          --            --
                                     ------    ----    ------    ----     --------     --------        -----         -----
BALANCE AT MARCH 31, 2000..........      --      --    44,316     443       92,242      (58,305)          --            --
                                     ------    ----    ------    ----     --------     --------        -----         -----
Options and warrants issued for
 services provided.................      --      --        --      --        1,480           --           22            --
Common stock issued:
 Exercise of options...............      --      --     1,052      11        2,546           --           --            --
 Exercise of warrants..............      --      --       221       2          426           --           --            --
 Acquisitions......................      --      --    20,586     206       80,045           --           --            --
 Private placement.................      --      --     3,211      32       17,468           --           --            --
Payment of financing related
 costs.............................      --      --        --      --       (1,570)          --           --            --
Deferred non-cash compensation for
 assumed options...................      --      --        --      --          684           --         (684)           --
Notes receivable for exercise of
 options...........................      --      --        --      --           --           --           --          (219)
Foreign currency translation
 adjustment........................      --      --        --      --           --           --           --            --
Unrealized loss on available for
 sale securities...................      --      --        --      --           --           --           --            --
Net loss...........................      --      --        --      --           --      (16,552)          --            --
                                     ------    ----    ------    ----     --------     --------        -----         -----
BALANCE AT MARCH 31, 2001..........      --    $ --    69,386    $694     $193,321     $(74,857)       $(662)        $(219)
                                     ======    ====    ======    ====     ========     ========        =====         =====

                                      ACCUMULATED
                                         OTHER           TOTAL
                                     COMPREHENSIVE   STOCKHOLDERS'
                                         LOSS           EQUITY
                                     -------------   -------------
BALANCE AT MARCH 31, 1998..........      $  --         $  4,430
Preferred stock conversion to
 common............................         --               --
Preferred stock issued -- Series
 D.................................         --               (8)
Preferred stock issued -- Series
 E.................................         --              (26)
Preferred stock issued -- Series
 F.................................         --               (4)
Preferred stock issued -- Series
 G.................................         --            2,866
Preferred stock issued -- Series
 H.................................         --            2,938
Preferred stock issued -- Series
 I.................................         --              884
Options and warrants issued for
 services provided.................         --              177
Common stock issued:
 Exercise of options...............         --               61
 Exercise of warrants..............         --              630
 Asset purchase....................         --              987
 Private placement.................         --               58
 Payment of liabilities............         --              152
Non-cash dividend and accretion of
 beneficial conversion feature.....         --               --
Net loss...........................         --           (8,683)
                                         -----         --------
BALANCE AT MARCH 31, 1999..........         --            4,462
                                         -----         --------
Preferred stock conversion to
 common............................         --               --
Options and warrants issued for
 services provided.................         --              629
Common stock issued:
 Exercise of options...............         --            2,030
 Exercise of warrants..............         --            5,495
 Acquisition.......................         --           23,832
 Private placement.................         --            4,225
Payment of financing related
 costs.............................         --             (575)
Non-cash dividend and accretion of
 beneficial conversion feature.....         --               --
Unrealized loss on available for
 sale securities...................       (110)            (110)
Net loss...........................         --           (5,718)
                                         -----         --------
BALANCE AT MARCH 31, 2000..........       (110)          34,270
                                         -----         --------
Options and warrants issued for
 services provided.................         --            1,502
Common stock issued:
 Exercise of options...............         --            2,557
 Exercise of warrants..............         --              428
 Acquisitions......................         --           80,251
 Private placement.................         --           17,500
Payment of financing related
 costs.............................         --           (1,570)
Deferred non-cash compensation for
 assumed options...................         --               --
Notes receivable for exercise of
 options...........................         --             (219)
Foreign currency translation
 adjustment........................         35               35
Unrealized loss on available for
 sale securities...................         (8)              (8)
Net loss...........................         --          (16,552)
                                         -----         --------
BALANCE AT MARCH 31, 2001..........      $ (83)        $118,194
                                         =====         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                              STARBASE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of operations

     Starbase Corporation, a Delaware corporation (the Company), provides end-to-end collaborative products for the development and management of content and code for eBusiness applications. The Company develops, markets, and supports a complete family of user-friendly software products that support the continuous cycle of creating, linking and managing digital assets, which comprise complex eBusiness applications. The Company's products enable users with differing technical and functional backgrounds to collaborate on the production of Web sites and eBusiness initiatives from multiple locations. The Company's professional services organization provides implementation, consulting and training expertise.

  Basis of presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

  Foreign currency translation

     The Company measures the financial statements for its foreign subsidiaries using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates prevailing during the year. Translation adjustments from this process are included in stockholders' equity. Gains and losses from foreign currency transactions are included in other income.

  Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The majority of the Company's cash and cash equivalents are held in uninsured money market funds with one institution.

  Restricted cash

     On September 17, 1998, the Company pledged $118,000 of cash for an irrevocable letter of credit related to the lease of new office space that was classified as restricted cash on the balance sheet. The letter of credit will be reduced by 33.33% each year and will expire on July 2, 2001. At March 31, 2001, the balance of the letter of credit was $39,000.

     The Company assumed a balance of $1,124,069 of restricted cash as a result of the acquisition of worldweb.net, Inc. (worldweb) (Note 9). The cash was pledged as collateral in connection with the lease of worldweb's operating facility.

     The Company assumed a balance of $309,000 of restricted cash as a result of the acquisition of Technology Builders, Inc. (TBI) (Note 9). The cash was pledged as collateral in connection with the lease of TBI's operating facility.

  Marketable securities

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires the Company to classify and account for investments in equity securities that have readily determinable fair values and all debt securities as follows: (1) debt securities that the Company has the intent and the ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized

                              STARBASE CORPORATION
cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

     In March 1999, the Company received marketable equity securities in exchange for accounts receivable valued at $121,000. As of March 31, 2001, the fair market value of the security was $3,000. The unrealized loss of $118,000 has been recorded as a separate component of stockholders' equity.

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

     Activity related to the allowance account for the years ended March 31, 2001, 2000 and 1999 is as follows:

                                      BALANCE AT    CHARGES TO                                  BALANCE AT
                                      BEGINNING     COSTS AND         FROM                        END OF
                                      OF PERIOD      EXPENSES     ACQUISITIONS    DEDUCTIONS      PERIOD
                                      ----------    ----------    ------------    ----------    ----------
                                                                 (IN THOUSANDS)
Year ended March 31, 2001:
  Allowance for doubtful accounts...     $909         $1,229          $979          $(191)        $2,926
Year ended March 31, 2000:
  Allowance for doubtful accounts...     $155         $  838          $ --          $ (84)        $  909
Year ended March 31, 1999:
  Allowance for doubtful accounts...     $ 89         $   75          $ --          $  (9)        $  155

  Inventories

     Inventories consist of the Company's software products and packaging and are stated at the lower of first-in, first-out cost or market. Inventories are included in prepaid expenses and other assets.

  Property and equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated under the straight-line basis over the shorter of the estimated useful lives of the respective assets, generally three to seven years, or the related lease term. At March 31, 2001 and 2000 property and equipment included equipment under capital leases, net of accumulated amortization, of $173,000 and $87,000, respectively.

  Impairment of long-lived assets

     The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred, and has determined, based on its most recent assessment, that there was no impairment at March 31, 2001.

                              STARBASE CORPORATION

  Intangible assets

     Developed technology (Notes 2 and 9) is recorded at cost and amortized on a straight-line basis over two to five years. Accumulated amortization was $2,932,000 and $308,000 at March 31, 2001 and 2000, respectively.

     Goodwill arising from acquisitions (Notes 2 and 9) is amortized on a straight-line basis over five years. Accumulated amortization was $6,327,000 and $173,000 at March 31, 2001 and 2000, respectively.

     Customer lists arising from acquisitions (Notes 2 and 9) is amortized on a straight-line basis over two to four and one-half years. Accumulated amortization was $166,000 and $2,000 at March 31, 2001 and 2000, respectively.

     Assembled workforce arising from acquisitions (Notes 2 and 9) is amortized on a straight-line basis over four to five years. Accumulated amortization was $175,000 and $5,000 at March 31, 2001 and 2000, respectively.

     Manufacturing/sale license is recorded at cost and is amortized on a straight-line basis over three years. Accumulated amortization was $7,000 at March 31, 2001.

  Revenue recognition

     Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related products, if the requirement of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectibility, or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such elements are known or resolved. Software maintenance revenue is deferred and recognized ratably over the contractual maintenance period, generally one year. Maintenance contracts greater than one year are recorded as long-term deferred revenue. Revenue from training and consulting is recognized after the related services have been performed.

  Warranty and sales returns

     The Company warrants products against defects for 90 days. Warranty costs, which are not significant, have been accrued based on management's estimates.

  Advertising expense

     The Company expenses all advertising costs as incurred, and such costs were $1.3 million, $752,000, and $630,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

  Research and development

     In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, technological feasibility is typically established when a working model is completed and its consistency with product design has been confirmed by testing. As technological feasibility typically is established immediately prior to the first customer shipment, capitalizable research and development costs are insignificant. Consequently all research and development costs are expensed as incurred.

  Income taxes

     The Company follows the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have

                              STARBASE CORPORATION
been included in the financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities, using the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that deferred tax assets will not be realized.

  Fair value of financial instruments

     The Company's balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, notes and other receivables, accounts payable, and accrued liabilities. The Company considers the carrying value of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. Based on interest rates currently available, the fair value of the notes receivable and the Company's other financial instruments generally approximate their fair values at March 31, 2001 and 2000.

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

     For the year ended March 31, 2001, net loss and net loss applicable to common stockholders was $16,552,000. For the year ended March 31, 2000, net loss applicable to common stockholders was $6,267,000, representing net loss of $5,718,000, plus non-cash dividend and accretion of a beneficial conversion feature of $549,000 consisting of $501,000 associated with the Series H Preferred Stock, and $48,000 associated with the Series I Preferred Stock. For the year ended March 31, 1999, net loss applicable to common stockholders was $9,960,000, representing net loss of $8,683,000, plus non-cash dividend and accretion of beneficial conversion feature of $1,277,000 consisting of $156,000 associated with Series D Preferred Stock, $187,000 associated with Series E Preferred Stock, $275,000 associated with Series G Preferred Stock, $643,000 associated with Series H Preferred Stock and $16,000 associated with Series I Preferred Stock.

     Potentially dilutive securities, which consist of options to purchase 6,487,914 shares of common stock at prices ranging from $0.625 to $14.63 per share, warrants to purchase 893,085 shares of common stock at prices ranging from $0.73 to $6.81 per share and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended

                              STARBASE CORPORATION

March 31, 2001. Potentially dilutive securities, which consist of options to purchase 2,832,465 shares of common stock at prices ranging from $0.625 to $13.07 per share, warrants to purchase 239,669 shares of common stock at prices ranging from $0.73 to $2.00 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended March 31, 2000. Potentially dilutive securities, which consist of options to purchase 2,091,067 shares of common stock at prices ranging from $0.625 to $3.44 per share, warrants to purchase 2,984,388 shares of common stock at prices ranging from $0.59 to $3.25 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended March 31, 1999.

  Use of estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Comprehensive income (loss)

     For the year ended March 31, 2001, the difference between net loss and comprehensive net loss was an unrealized loss for available-for-sale securities of $8,000, and foreign currency translation adjustments of $35,000. For the year ended March 31, 2000, the difference between net loss and comprehensive net loss was an unrealized loss for available-for-sale securities of $110,000. There was no difference between net loss and comprehensive net loss for the years ended March 31, 1999.

  New accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000, and established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative which would be required to be reported as assets or liabilities and carried at fair value. The Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations or cash flows of the Company,

     In December 1999, Staff Accounting Bulletin No. 101 was issued to provide to staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company has adopted this statement and evaluated the impact on the consolidated financial statements in the year ended March 31, 2001, and such adoption did not have a material impact on the consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of an employee for purposes of applying Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan as a noncompensatory plan, the accounting sequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000 but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The provisions of FIN 44 changed the accounting for an exchange of unvested employee stock options and restricted stock awards in a purchase business combination.

                              STARBASE CORPORATION

The new rules require the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as a non-cash compensation expense over the remaining future vesting period. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements, other than the effect of the application of FIN 44 as it related to the Company's acquisitions as described in Note 9.

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

 2. COMPOSITION OF CERTAIN BALANCE SHEET AND STATEMENT OF OPERATIONS CAPTIONS

                                                         MARCH 31,    MARCH 31,
                                                           2001         2000
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Property and equipment:
  Computer hardware....................................  $  2,498      $ 1,836
  Furniture and fixtures...............................     2,000          628
  Computer software....................................     3,394          239
  Motor vehicle........................................        32           32
  Leasehold improvements...............................     1,735          251
                                                         --------      -------
                                                            9,659        2,986
Less accumulated depreciation and amortization.........    (1,706)      (1,460)
                                                         --------      -------
                                                         $  7,953      $ 1,526
                                                         ========      =======
Intangible assets:
  Patents and trademarks...............................  $     20      $    20
  Manufacturing/sale license...........................       470           --
  Developed technology.................................    22,233        7,073
  Customer lists.......................................     2,761          161
  Assembled workforce..................................     4,868          368
  Goodwill.............................................    86,904       13,959
                                                         --------      -------
                                                          117,256       21,581
Less accumulated amortization..........................    (9,628)        (507)
                                                         --------      -------
                                                         $107,628      $21,074
                                                         ========      =======

     Amounts recorded for non-cash stock based compensation for the years ended March 31, 2001, 2000 and 1999 relate to the following consolidated statement of operation categories:

                                                      MARCH 31,    MARCH 31,    MARCH 31,
                                                        2001         2000         1999
                                                      ---------    ---------    ---------
                                                                (IN THOUSANDS)
Research and development............................   $   50        $ --         $ --
Sales and marketing.................................       95          --           --
General and administrative..........................    1,357         629          177
                                                       ------        ----         ----
                                                       $1,502        $629         $177
                                                       ======        ====         ====

                              STARBASE CORPORATION

 3. CAPITAL LEASES AND LONG-TERM OBLIGATIONS

     The Company is the lessee of certain office equipment under capital leases that expire from 2002 through 2005. The assets are depreciated over their estimated useful life.

     The future annual minimum lease payments under the capital leases are as follows:

                                                         (IN THOUSANDS)
Years ending March 31:
  2002.................................................      $ 184
  2003.................................................         97
  2004.................................................         27
  2005.................................................          1
                                                             -----
          Total minimum lease payments.................        309
Less amount representing interest......................        (33)
                                                             -----
Present value of minimum lease payments................        276
Less current maturities................................       (160)
                                                             -----
                                                             $ 116
                                                             =====

     As a result of the acquisition of TBI (Note 9), the Company assumed the long-term obligations as follows:

Various notes payable, due monthly or quarterly
  installments ranging from $825 to $7,182 at interest
  rates ranging from 8.5% to 10.0%........................  $305,900

     Principal payments related to such notes are as follows:

                                                         (IN THOUSANDS)
Years ending March 31:
  2002.................................................       $184
  2003.................................................         54
  2004.................................................         15
  2005.................................................         --
  2006.................................................         --
  Thereafter...........................................         53
                                                              ----
          Total principal payments.....................       $306
                                                              ====

                              STARBASE CORPORATION

 4. INCOME TAXES

     The provision for income taxes for the years ended March 31, 2001, 2000 and 1999 is comprised of the following:

                                              MARCH 31,       MARCH 31,      MARCH 31,
                                                 2001           2000           1999
                                             ------------    -----------    -----------
Current:
  Federal..................................  $         --    $        --    $        --
  State....................................        21,923            800            800
                                             ------------    -----------    -----------
                                                   21,923            800            800
Deferred:
  Federal..................................    (9,612,823)    (4,721,369)    (2,672,629)
  State....................................    (1,629,521)      (957,843)      (409,925)
                                             ------------    -----------    -----------
                                              (11,242,344)    (5,679,212)    (3,082,554)
Valuation allowance........................    11,242,344      5,679,212      3,082,554
                                             ------------    -----------    -----------
          Total provision..................  $     21,923    $       800    $       800
                                             ============    ===========    ===========

     The reported provision for income taxes for the years ended March 31, 2001, 2000 and 1999 differs from the amount computed by applying the statutory federal income tax rate of 35% to the loss before income taxes as follows:

                                                      MARCH 31,    MARCH 31,    MARCH 31,
                                                        2001         2000         1999
                                                      ---------    ---------    ---------
Benefit computed at statutory rates.................   (35.00)%     (35.00)%     (35.00)%
Increase (reduction) resulting from:
  State tax.........................................     0.01%        0.01%       (3.06)%
  Goodwill..........................................    15.56%       14.71%          --
  Other.............................................     0.84%        2.46%        0.40%
  Change in valuation allowance.....................    18.60%       17.83%       37.67%
                                                       ------       ------       ------
                                                         0.01%        0.01%        0.01%
                                                       ======       ======       ======

     The tax effects of temporary differences and carryforwards that give rise to the Company's deferred income tax assets and liabilities consist of the following:

                                                     MARCH 31,    MARCH 31,    MARCH 31,
                                                       2001         2000         1999
                                                     ---------    ---------    ---------
                                                               (IN THOUSANDS)
Net operating loss carryforwards...................  $ 37,933     $ 17,040     $ 14,451
State taxes........................................        --           --         (711)
Research credit carryforwards......................     1,805        1,286          990
Deferred revenue...................................       327        1,761          289
Other accrueds.....................................     2,806          833          222
Amortization of intangibles........................   (10,709)          --           --
                                                     --------     --------     --------
Net deferred income tax assets.....................    32,162       20,920       15,241
Valuation allowance................................   (32,162)     (20,920)     (15,241)
                                                     --------     --------     --------
Net deferred tax assets............................  $      0     $      0     $      0
                                                     ========     ========     ========

     As of March 31, 2001, a valuation allowance of $32.2 million has been provided based upon the Company's assessment of the future realizability of certain tax deferred assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

                              STARBASE CORPORATION

     At March 31, 2001, approximately $4.3 million of the valuation allowance is attributable to the potential tax benefit of stock option transactions, which will be credited directly to stockholders' equity if realized.

     At March 31, 2001, the Company had net operating loss carryforwards of approximately $93 million and $63 million for federal and state income tax purposes, respectively, which are available to offset future federal and state taxable income. These federal and state net operating loss carryforwards begin to expire in 2008 and 2001, respectively. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code, as a result of ownership changes.

 5. RELATED PARTY TRANSACTIONS

     During the quarter ended December 31, 2000, the Company, eCollaboratory, and OpenAvenue, Inc. entered into a portal development and license agreement where OpenAvenue granted to eCollaboratory and the Company a software license for it's OAsis portal software and exclusive rights to the Company to sell it's OAsis portal software. In consideration of the licenses granted, eCollaboratory will pay OpenAvenue $1.0 million. The Company also agreed to apply $250,000 as a credit against amounts owed by OpenAvenue from a short-term loan. In addition, the Company agreed to loan funds to eCollaboratory Corporation on a short-term basis until eCollaboratory's financing arrangements are completed. eCollaboratory is a Delaware company incorporated to, among other things, be a showcase for the promotion and marketing of product integration solutions using the Company's proprietary StarTeam software and products of other companies.

     During the quarter ended September 30, 1999, the Company invested $250,000 for 900,000 shares of common stock, or 47%, of OpenAvenue Inc ("OpenAvenue"), which was subsequently reduced to 21% as of March 31, 2000, due to the issuance of additional equity by OpenAvenue. OpenAvenue is an Internet portal company for open-source knowledge and effort sharing over the Internet providing a meeting and work place for virtual development teams acting in concert on distributed projects. The Company accounts for this ownership under the equity method of accounting for investments in common stock and through the year ended March 31, 2000, the Company's equity in losses of OpenAvenue reduced the net investment to zero. In addition, the Company agreed to loan OpenAvenue up to $750,000 on a short-term basis until OpenAvenue's financing arrangements are completed. As of March 31, 2001, the amount outstanding from the loan was $759,817. The loan balance is fully reserved for as of March 31, 2001, because of the uncertainty of repayment and such provision is included in selling, general and administrative expense in the year ended March 31, 2001.

     The Company also entered into a software license agreement with OpenAvenue, where a one-time license fee of $1,000,000 will be paid in equal quarterly installments over the next twelve months. The Company recognized revenue of $500,000 during the three month period ended December 31, 1999, and deferred recognition of the remaining $500,000 because the ability to collect the second $500,000 was not certain. Under the same agreement, the Company will also provide maintenance and support services for the licensed software for an annual fee of $180,000, which will also be paid in equal quarterly installments over the next twelve months. The Company recorded the annual maintenance fee as deferred revenue and will recognize it ratably over the applicable twelve month period. During the year ended March 31, 2001, the Company determined the remaining balance due from OpenAvenue was uncollectable and reversed the outstanding accounts receivable balance and offsetting deferred revenue. As of March 31, 2001, deferred revenue and accounts receivable balances were zero.

     In fiscal 1995, the Board of Directors authorized the Company to loan William Stow III, President and CEO of Starbase, the sum of $126,000. Principal and accrued interest aggregated $103,915 and $99,087 at March 31, 2001 and 2000, respectively. The loan is evidenced by a promissory note and is collateralized by shares of the Company's common stock, which are owned by Mr. Stow. The note bears interest at a rate of

                              STARBASE CORPORATION

6.34% per annum, payable at maturity. The maturity date was originally November 4, 1998, and during the year ended March 31, 2001, the maturity date on the note was extended to November 4, 2001.

     During the year ended March 31, 2001, the Company paid $12,563 for consulting services to a Director.

 6. EQUITY TRANSACTIONS

     The Company has authorized 100,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. There was no preferred stock outstanding at March 31, 2001.

     The Company accounts for the beneficial conversion feature of convertible preferred stock in accordance with Emerging Issues Task Force Issue No. 98-5. Under Issue No. 98-5, the beneficial conversion feature of convertible preferred stock is recognized as a dividend and additional paid-in capital. The amount of the beneficial conversion feature is measured at the date of the issuance of the convertible security as the difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is recorded as a non-cash dividend, with a corresponding increase to additional paid-in capital, and is recognized over the period from issuance date to the date the preferred stock is first convertible. For the years ended March 31, 2000 and 1999, the non-cash dividend and accretion of beneficial conversion feature was $549,000 and $1,277,000, respectively. There was no non-cash dividend and accretion of beneficial conversion feature for the year ended March 31, 2001.

  Activity for the year ended March 31, 2001

     During September 2000, the Company completed a private placement consisting of 3,211,009 shares of common stock for $17,500,000. In addition, the Company issued warrants to purchase 738,531 shares of common stock exercisable at $6.81 per share that will expire on September 5, 2003. The fair value of these warrants using the Black-Scholes model at the date of grant was $3,279,000. The value of the warrants was included in additional paid-in capital in the accompanying consolidated financial statements.

  Activity for the year ended March 31, 2000

     During the year ended March 31, 2000, 584,808 shares of Series E Preferred Stock were converted into 584,808 shares of common stock, 3,066 shares of Series H Preferred Stock were converted into 3,392,136 shares of common stock and 1,000 shares of Series I Preferred Stock were converted into 797,987 shares of common stock.

     During July 1999, the Company entered into agreements to complete a three-tranche private placement consisting of 2,503,877 shares of Common Stock for $4,225,000. The first tranche closed on July 15, 1999, the second tranche closed on July 30, 1999, and the third tranche closed on September 2, 1999. In addition, the Company issued warrants to purchase 1,877,908 shares of common stock, of which, warrants to purchase 999,041 shares are exercisable at $2.68 per share and expire on July 15, 2002, warrants to purchase 763,037 shares are exercisable at $2.11 per share and expire on July 30, 2002 and warrants to purchase 115,830 shares are exercisable at $2.09 per share and expire on September 3, 2002. The fair value of these warrants using the Black-Scholes model at the date of grant was $2,749,637. At November 6, 1999, the warrants were repriced to $1.00 per share and subsequently exercised.

     During September 1999, the Company bought back 119 shares of Series H Preferred Stock for $119,000. The shares were originally issued in lieu of cash for finder's fees relating to the Series H Preferred Stock private placement.

                              STARBASE CORPORATION

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

     On January 19, 1999, the Company entered into an accounts receivable purchase agreement with Silicon Valley Bank for up to $2,000,000 of receivables. In conjunction with the agreement, the Company issued 55,452 warrants to purchase shares of common stock at $1.08 exercisable through January 19, 2004. At March 31, 2001, the Company has not sold any of its receivables pursuant to this agreement. The fair value of these warrants using the Black-Scholes pricing model at the date of grant was $47,312 and was recorded as compensation expense.

     Effective March 16, 1999, the Company completed a private placement of 1,000 shares of Series I Preferred Stock for $1,000,000. The Series I Preferred Stock is not redeemable and has a liquidation

                              STARBASE CORPORATION
preference of $1,000 per share. The holders of Series I Preferred Stock are not entitled to receive any dividends nor, except as provided by law, vote upon any matter relating to the business or affairs of the Company. Each share of Series I Preferred Stock is convertible, after 120 days, into the Company's common stock, at a conversion rate which is determined by dividing $1,000 by the Conversion Price. The Conversion Price shall be the lesser of (a) $1.50 or (b) 90% of the average closing bid price of the two lowest closing bid prices of common stock during the thirty (30) consecutive trading days preceding the conversion date. In conjunction, the Company issued 253,333 warrants with the Series I Preferred Stock. Each warrant is exercisable for one share of common stock at $1.50 through March 16, 2002, after which the warrants will expire. The fair value of these warrants using the Black-Scholes pricing model at the date of grant was $198,360.

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

  Warrants

     Warrant activity for the years ended March 31, 1999, 2000 and 2001 was as follows:

                                                                  WARRANT PRICE
                                                      SHARES        PER SHARE
                                                    ----------    -------------
Outstanding at March 31, 1998.....................   2,177,722    $1.25 - $1.80
Granted...........................................   1,494,592    $0.59 - $3.25
Expired...........................................    (687,926)   $0.75 - $1.00
                                                    ----------
Outstanding at March 31, 1999.....................   2,984,388    $0.59 - $3.25

Granted...........................................   2,148,011    $2.00 - $2.68
Exercised.........................................  (4,892,730)   $0.59 - $3.25
                                                    ----------
Outstanding at March 31, 2000.....................     239,669    $0.73 - $2.00

Granted...........................................     884,910    $3.88 - $6.81
Expired...........................................      (9,387)   $0.75 - $1.59
Exercised.........................................    (222,107)   $1.25 - $2.00
                                                    ----------
Outstanding at March 31, 2001.....................     893,085    $0.73 - $6.81
                                                    ----------
Exercisable at March 31, 2001.....................     893,085    $0.73 - $6.81
                                                    ----------

 7. STOCK OPTION PLAN

     The Company's stock option plan (the 1996 Plan) provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at March 31, 2001 was 8.5 years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 1,409,454 were outstanding at March 31, 2001. In addition, the Company has granted non-qualified stock options, of which 18,912,315 were outstanding at March 31, 2001.

                              STARBASE CORPORATION

     As a result of the acquisition of Premia Corporation (Premia) (Note 9), the Company assumed all of the outstanding options granted under the Premia ISO stock option plan (Premia Plan). At the date of acquisition, there were 270,084 options outstanding at a weighted average exercise price of $1.48, of which 213,451 were exercisable at a weighted average exercise price of $1.48. As of March 31, 2001, there were 198,226 options outstanding at a weighted average exercise price of $1.48, of which 169,934 were exercisable at a weighted average exercise price of $1.48.

     As a result of the acquisition of Technology Builders, Inc. (TBI) (Note 9), the Company assumed all of the outstanding options granted under the Technology Builders, Inc Amended and Restated Stock Option and Incentive Stock Option Plan (TBI Plan). At the date of acquisition, there were 1,220,498 options outstanding at a weighted average exercise price of $1.24, of which 787,951 were exercisable at a weighted average exercise price of $0.89.

     Stock option activity for the years ended March 31, 1999, 2000 and 2001 was as follows:

                                                                    WEIGHTED-
                                                                 AVERAGE EXERCISE
                                                     SHARES           PRICE
                                                   ----------    ----------------
Outstanding at March 31, 1998....................   3,420,527         $1.44

Granted..........................................   3,873,160         $1.16
Lapsed or canceled...............................    (696,747)        $1.92
Exercised........................................     (49,529)        $1.24
                                                   ----------
Outstanding at March 31, 1999....................   6,547,411         $1.23

Granted..........................................   7,167,508         $6.20
Assumed in acquisition...........................     270,084         $1.48
Lapsed or canceled...............................    (639,455)        $2.33
Exercised........................................  (1,509,425)        $1.34
                                                   ----------
Outstanding at March 31, 2000....................  11,836,123         $4.17

Granted..........................................  10,862,909         $4.04
Assumed in acquisition...........................   1,220,498         $1.24
Lapsed or canceled...............................  (1,132,223)        $5.33
Exercised........................................  (1,052,538)        $2.43
                                                   ----------
Outstanding at March 31, 2001....................  21,734,769         $3.95
                                                   ----------
Exercisable at March 31, 2001....................   6,487,914         $2.73
                                                   ----------

                              STARBASE CORPORATION

     Stock option summary information at March 31, 2001 is as follows:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -----------------------------------------------   ---------------------------
                              WEIGHTED-AVERAGE
   RANGE OF                      REMAINING       WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
EXERCISE PRICES     SHARES    CONTRACTUAL LIFE    EXERCISE PRICE     SHARES     EXERCISE PRICE
---------------   ----------  ----------------   ----------------   ---------  ----------------
$0.50 - $ 1.00     2,250,408     7.2 years            $ 0.67        1,664,264       $ 0.68
$1.01 - $ 1.50     3,996,456     7.5 years            $ 1.32        2,129,583       $ 1.31
$1.51 - $ 2.00     1,528,916     7.3 years            $ 1.69          981,368       $ 1.66
$2.01 - $ 2.50     1,006,956     8.6 years            $ 2.14          352,480       $ 2.08
$2.51 - $ 3.00       996,043     8.7 years            $ 2.61          159,286       $ 2.70
$3.01 - $ 3.50     2,649,833     9.7 years            $ 3.35           81,666       $ 3.45
$3.51 - $ 4.00     4,190,695     9.5 years            $ 3.79           84,800       $ 3.89
$4.01 - $ 4.50       415,000     8.2 years            $ 4.13           73,436       $ 4.05
$4.51 - $ 5.00       480,000     9.5 years            $ 4.69          183,743       $ 4.66
$5.01 - $20.00     4,220,462     8.6 years            $10.21          777,288       $11.90
                  ----------                                        ---------
                  21,734,769                                        6,487,914
                  ==========                                        =========

  Accounting for stock-based compensation

     Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had the compensation cost for the Company's plan been determined using the fair value method, the compensation expense would have had the effect of increasing the Company's net loss applicable to common stockholders for the years ended March 31, 2001, 2000 and 1999 to the pro forma amounts of $25,216,000, $7,932,000 and $10,611,000, respectively, with a corresponding pro forma net loss per common share of $0.51, $0.24 and $0.52, respectively. These pro forma amounts were determined estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, the average of the Federal Reserve Board's 3-year and 5-year treasury constant maturity interest rate for the month of grant, 4 years expected life and an expected rate of volatility of 100.0% were applied to all grants for the years ended March 31, 2001, 2000 and 1999. The weighted-average fair value at grant date for the options granted during the years ended March 31, 2001, 2000 and 1999 was $2.72, $4.46 and $0.78 per option, respectively.

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

     The Company's reportable operating segments include software licenses and services. The software licenses operating segment develops and markets the Company's end-to-end collaborative products for the development of integrated content and code for eBusiness applications. The services segment provides after-sale support for software products and fee-based training and consulting services related to the Company products.

     The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues and gross margin.

                              STARBASE CORPORATION

     Reportable operating segment data for the years ended March 31, 2001, 2000, and 1999 was as follows:

                                                         LICENSES    SERVICES     TOTAL
                                                         --------    --------    -------
                                                                 (IN THOUSANDS)
Year ended March 31, 2001:
  Revenues.............................................  $31,735      $9,905     $41,640
  Cost of revenues.....................................    3,756       4,560       8,316
                                                         -------      ------     -------
       Gross margin....................................  $27,979      $5,345     $33,324
                                                         =======      ======     =======
Year ended March 31, 2000:
  Revenues.............................................  $14,486      $3,046     $17,532
  Cost of revenues.....................................    1,136       1,480       2,616
                                                         -------      ------     -------
       Gross margin....................................  $13,350      $1,566     $14,916
                                                         =======      ======     =======
Year ended March 31, 1999:
  Revenues.............................................  $ 5,964      $  868     $ 6,832
  Cost of revenues.....................................      508          --         508
                                                         -------      ------     -------
       Gross margin....................................  $ 5,456      $  868     $ 6,324
                                                         =======      ======     =======

     For the year ended March 31, 2001, no one customer represented greater than 10% of total revenue. For the year ended March 31, 2000, one customer represented 11% of total revenue. For the year ended March 31, 1999, one customer represented 10% of total revenue. At March 31, 2001, no one customer comprised greater than 10% of outstanding accounts receivable. At March 31, 2000 one customer comprised 14% of outstanding accounts receivable and at March 31, 1999, no one customer comprised greater than 10% of outstanding accounts receivable.

 9. ACQUISITIONS

     On March 8, 2000, the Company acquired all of the outstanding capital stock and stock options of Premia Corporation (Premia) in exchange for 1,869,159 shares of the Company's common stock valued at $23,832,000 and cash transaction costs of $250,000. The acquisition was accounted for as a purchase, and the purchase price of $24,082,000 was allocated as follows:

                                                         (IN THOUSANDS)
Current assets.........................................     $ 2,126
Fixed assets...........................................         384
Developed technology...................................       6,086
Customer list..........................................         161
Assembled workforce....................................         368
Goodwill...............................................      13,959
In-process research and development....................       2,130
Long-term assets.......................................          14
Liabilities assumed....................................      (1,146)
                                                            -------
          Total purchase price.........................     $24,082
                                                            =======

     Premia's operating results have been included in the Company's financial statements from the date of acquisition. Goodwill and assembled workforce are being amortized on a straight-line basis over five years and recorded as an operating expense. Developed technology is being amortized on a straight-line basis over four years and recorded as a cost of revenues. Customer list is being amortized on a straight-line basis over four and one-half years and recorded as an operating expense. In-process research and development was expensed at the date of acquisition. The in-process research and development arose from new product projects that were

                              STARBASE CORPORATION
under development at the date of acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

     On April 13, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of ObjectShare, Inc. (ObjectShare), in exchange for 1,210,838 shares of the Company's common stock valued at $8,842,000, transaction costs of $1,065,000 (payable in 100,000 shares of the Company's common stock valued at $506,000 and cash of $559,000) and the assumption of net liabilities of $972,000. The net liabilities assumed include a write-down of $279,000 of property to its estimated fair market value and the assumption of $253,000 of severance liabilities which was settled by the issuance of 49,985 shares of the Company's common stock. The acquisition was accounted for as a purchase, and the purchase price of $9,907,000 was allocated a follows:

                                                         (IN THOUSANDS)
Current assets.........................................     $   179
Goodwill...............................................      10,879
Long-term assets.......................................          42
Liabilities assumed....................................      (1,193)
                                                            -------
          Total purchase price.........................     $ 9,907
                                                            =======

     ObjectShare's operating results have been included in the Company's consolidated financial statements from the date of acquisition. Goodwill will be amortized on a straight-line basis over five years and recorded as an operating expense.

     On June 12, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Genitor Corporation (Genitor), in exchange for 419,904 shares of the Company's common stock valued at $2,456,000, plus transaction costs of $7,000. The acquisition was accounted for as a purchase, and the purchase price of $2,463,000 was allocated as follows:

                                                         (IN THOUSANDS)
Current assets.........................................      $   34
Developed technology...................................       2,459
Long-term assets.......................................           4
Liabilities assumed....................................         (34)
                                                             ------
          Total purchase price.........................      $2,463
                                                             ======

     Genitor's operating results have been included in the Company's consolidated financial statements from the date of acquisition. Developed technology will be amortized on a straight-line basis over five years and recorded as a cost of revenue.

     On February 20, 2001, the Company acquired all of the outstanding capital stock worldweb.net, Inc. (worldweb) in exchange for 8,300,000 shares of the Company's common stock valued at $30,000,000, cash in-

                              STARBASE CORPORATION
lieu of shares of $557,000, and cash transaction costs of $1,286,000. The acquisition was accounted for as a purchase, and the purchase price of $31,843 was allocated as follows:

                                                         (IN THOUSANDS)
Current assets.........................................     $ 1,008
Fixed assets...........................................       2,255
Developed technology...................................       4,600
Assembled workforce....................................       1,200
Goodwill...............................................      30,004
Long-term assets.......................................       1,001
Liabilities assumed....................................      (8,225)
                                                            -------
          Total purchase price.........................     $31,843
                                                            =======

     Worldweb's operating results have been included in the Company's consolidated financial statements from the date of acquisition. Developed technology will be amortized on a straight-line basis over two years and recorded as cost of revenues. Assembled workforce will be amortized on a straight-line basis over four years and recorded as an operating expense. Goodwill will be amortized on a straight-line basis over five years and recorded as an operating expense.

     On February 23, 2001, the Company acquired all of the outstanding capital stock and stock options of Technology Builders, Inc. (TBI) in exchange for 10,505,280 shared of the Company's common stock valued at $35,836,000, assumed vested stock options valued at $2,359,000, and cash transaction costs of $1,929,000. The Company excluded from the purchase price the intrinsic value of unvested stock options of $684,000, which has been allocated to deferred non-cash compensation and will be recognized as non-cash stock option compensation expense over the remaining future vesting period of two and one-half years. The acquisition was accounted for as a purchase, and the purchase price of $40,124,000 was allocated as follows:

                                                         (IN THOUSANDS)
Current assets.........................................     $  4,029
Fixed assets...........................................          920
Developed technology...................................        8,100
Assembled workforce....................................        3,300
Customer list..........................................        2,600
Goodwill...............................................       32,063
In-process research and development....................        1,200
Long-term assets.......................................          339
Liabilities assumed....................................      (12,646)
Notes receivable for stock options exercise............          219
                                                            --------
          Total purchase price.........................     $ 40,124
                                                            ========

     TBI's operating results have been included in the Company's consolidated financial statements from the date of acquisition. Developed technology will be amortized on a straight-lie basis over three years and recorded as cost of revenues. Assembled workforce will be amortized on a straight-line basis over five years and recorded as an operating expense. Customer list will be amortized on a straight-line basis over two years and recorded as an operating expense. Goodwill will be amortized on a straight-line basis over five years and recorded as an operating expense. The in-process research and development arose from new product projects that were under development at the date of acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future

                              STARBASE CORPORATION
cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

     New project developments underway at TBI at the time of acquisition included, among other things, CaliberRM 4.0 and eCaliber. The Company estimated the percent completion of these projects at the date of acquisition was 41% and 54% respectively, and that the cost to complete these project will aggregate approximately $650,000 and will be incurred over a two-year period.

     The following unaudited pro forma results of operations assumes that all of the acquisitions had occurred on the first day of each year presented. The pro forma data is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the combined enterprise.

                                                           YEARS ENDED MARCH 31,
                                                         --------------------------
                                                            2001           2000
                                                         -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER
                                                               SHARE AMOUNTS)
Net revenues...........................................    $ 69,636       $ 49,609
Net loss...............................................     (58,625)       (54,938)
Net loss applicable to common stockholders.............       (1.19)         (1.64)

10. COMMITMENTS AND CONTINGENCIES

     On May 21, 2000, the Company amended the lease agreement with the landlord of its principal office. The amendment increases the office space from 21,100 to 43,349 square feet beginning September 1, 2000 through August 2005 at a rate of approximately $96,000 per month.

     Minimum rental commitments under lease agreements at March 31, 2001 are as follows:

                                                         NON-CANCELABLE
                                                        OPERATING LEASES
                                                        ----------------
                                                         (IN THOUSANDS)
Year ending March 31,
  2002................................................      $ 3,817
  2003................................................        3,579
  2004................................................        3,469
  2005................................................        3,546
  2006................................................        2,661
  Thereafter..........................................        4,874
                                                            -------
          Total payments..............................      $21,946
                                                            =======

     Rent expense for the years ended March 31, 2001, 2000 and 1999 totaled $1,276,000, $503,000, and $388,000, respectively.

                              STARBASE CORPORATION

11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 2000 and 2001. The information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with Consolidated Financial Statements and the Notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

                                                                         QUARTERS ENDED
                                     ---------------------------------------------------------------------------------------
                                     JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,
                                       1999       1999        1999       2000       2000       2000        2000       2001
                                     --------   ---------   --------   --------   --------   ---------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................  $ 3,493     $ 3,712     $4,133    $ 6,193    $ 7,041     $ 8,444    $ 9,540    $16,614
Gross margin.......................    3,047       2,924      3,523      5,422      5,607       6,700      7,691     13,325
Loss before income taxes...........     (705)     (1,164)      (974)    (2,872)    (3,887)     (3,386)    (2,883)    (6,373)
Net loss applicable to common
  stockholders.....................   (1,301)     (1,118)      (974)    (2,872)    (3,888)     (3,386)    (2,904)    (6,373)
                                     =======     =======     ======    =======    =======     =======    =======    =======
Basic and diluted net loss per
  common
  share............................  $ (0.05)    $ (0.04)    $(0.03)   $ (0.07)   $ (0.09)    $ (0.07)   $ (0.06)   $ (0.11)
                                     -------     -------     ------    -------    -------     -------    -------    -------

12. SUBSEQUENT EVENTS

     In May 2001, the Board of Directors authorized the Company to loan Mr. Phillip E. Pearce, a member of the Board of Directors, the sum of $150,000. The loan is evidenced by a promissory note and bears interest at a rate of 8% per annum, payable at maturity. The maturity date on the note is February 28, 2002.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company and their ages are as follows:

                NAME                   AGE                         POSITION(S)
                ----                   ---                         -----------
William R. Stow III(1)(2)............  56     Chief Executive Officer and Chairman of the Board
Donald R. Farrow(2)(4)...............  55     Executive Vice President and Director
Alan D. Kucheck......................  49     Vice President, Engineering
Douglas S. Norman....................  37     Chief Financial Officer and Assistant Secretary
James H. Smith.......................  45     Executive Vice President, Customer Group
Lydia J. Patterson...................  50     Vice President, Corporate Marketing
Nicholas C. Kavadellas...............  37     Executive Vice President, Software Products
Frank R. Caccamo(1)(3)(4)............  61     Director
Daniel P. Ginns(3)(4)................  51     Director
Phillip E. Pearce (4)................  72     Director
John R. Snedegar(2)(3)...............  51     Director
Barry W. Sullivan(1).................  59     Director

---------------
(1) Member of the Compensation Committee

(2) Member of the Nominating Committee

(3) Member of the Audit Committee

(4) Member of the Merger and Acquisition Committee

     The following is a brief summary of the background of each director:

     WILLIAM R. STOW III founded Starbase in September 1991. Mr. Stow has served as our Chief Executive Officer since September 1991 (exclusive of the period from August 1996 to January 1997) and has served as our President since July 1998 and, prior to July 1998 from September 1991 to August 1996 (exclusive of the period from April 1994 through July 1995). Mr. Stow has served as a member of our board of directors since September 1991, our Co-Chairman of the Board from October 1994 to August 1996 and our Chairman of the Board since August 1996. Mr. Stow serves on the board of directors of Escrow.Com, a private Internet company. Mr. Stow holds a B.S. in Mathematics from Oregon State University.

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

     FRANK R. CACCAMO has served as a member of our board of directors since November 1998. Mr. Caccamo is a consultant. Mr. Caccamo was the Vice President and Chief Information Officer of The Reynolds and Reynolds Company from January 1997 through November 1999. Prior to joining Reynolds and Reynolds,

Mr. Caccamo was Vice President of Information Systems at Procter & Gamble from 1990 to January 1997. Mr. Caccamo holds a B.A. in Economics from St. Joseph's College and an M.B.A. from the University of Chicago.

     DANIEL P. GINNS has served as a member of our board of directors since January 1997. From October 2000, Mr. Ginns has been Chief Executive Officer of eCollaboratoy Corporation, a company that is a showcase for the promotion and marketing of product integration solutions using Starbase's proprietary StarTeam software and products of other companies. From October 1996 to August 2000, Mr. Ginns was Chairman of the Board and Chief Executive Officer of Datametrics Corporation, a reporting company which designs, develops and manufactures printers and computers. From 1989 to 1996, Mr. Ginns was President of Belmont Capital, Inc., a management and financial advisory firm. Mr. Ginns holds a B.A. in Economics from Harvard University and an M.B.A. from The Harvard Business School.

     PHILLIP E. PEARCE has served as a member of our board of directors since January 1996. Mr. Pearce is a consultant since 1986. Prior to that, he was Senior Vice President and a member of the Board of Directors of E.F. Hutton & Co., from 1971 through 1983, a member of the Board of Governors of the New York Stock Exchange, and Chairman of the Board of governors of the NASD. Mr. Pearce is a member of the board of directors of Bravo International and Xybernaut Corporation. Mr. Pearce holds a B.S. degree in Retail from the University of South Carolina and graduated from the Wharton School of Investment Banking at the University of Pennsylvania.

     JOHN R. SNEDEGAR has served as a member of our board of directors since December 1991. Mr. Snedegar is President, Chief Executive Officer and a director of Micro General Corporation, a software development telecommunications company. Mr. Snedegar also serves as Chairman and CEO of Escrow.com, an Internet escrow company founded by Micro General. From May 1990 through April 1999, Mr. Snedegar served as President, Director and Chief Executive Officer of United Digital Network Inc., a diversified telecommunications provider based in Irving, Texas. Mr. Snedegar is a member of the board of directors of Micro General Corporation. Mr. Snedegar also serves as Chairman of Escrow.com, an Internet escrow company founded by Micro General. Mr. Snedegar holds a B.A. degree in Business and Journalism from Kansas State University.

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

     DOUGLAS S. NORMAN founded Starbase in September 1991. In February 2000, Mr. Norman was appointed to serve as our Chief Financial Officer. From September 1997 to February 2000, Mr. Norman served as our Chief Accounting Officer. Mr. Norman has served as our Assistant Secretary since February 1997, Director of Finance from June 1996 to February 2000, and Financial Manager from 1991 to 1996. Douglas S. Norman is the son-in-law of William R. Stow III, our chief executive officer. Mr. Norman holds a B.S in Business Administration from California State University and an M.B.A. from Loyola Marymount.

     JAMES H. SMITH has served as our Executive Vice President, Customer Group since November 1999. From June 1997 to November 1999, Mr. Smith served as Chief Operating Officer and Executive Vice President of Sales and Marketing at ObjectShare Inc., a developer of objected-oriented tools and services. From October 1995 to April 1997, Mr. Smith served as Chief Operating Officer for Select Software Tools, a provider of object-oriented application development tools and services. From July 1988 to September 1995, Mr. Smith was Executive Vice President of Sales and Marketing at Meridian Software (now Rational

Software). Mr. Smith holds a Bachelor of Science in Business and Marketing from the University of Rhode Island.

     LYDIA J. PATTERSON has served as our Vice President, Corporate Marketing since November 1999. Prior to joining us, Ms. Patterson was a Director of Marketing at Rational Software from March 1999 to November 1999. From 1993 to 1999, Ms. Patterson held several positions at SELECT Software including Senior Vice President, Technology from April 1997 to March 1999, Vice President, Product Marketing from January to April 1997, Vice President, Technical Services from November 1995 to December 1997, and Vice President, Technical Marketing from October 1994 to November 1995. Ms. Patterson received a B.Sc. in Computer Science from the University of Cheltenham & Gloucester (U.K) and a Bachelor of Education from the University of Liverpool (U.K.).

     NICHOLAS C. KAVADELLAS has served as our Executive Vice President, Software Products since February 2001. Prior to that, from 1994 until February 2001, Mr. Kavadellas was founder, President and Chief Executive Officer of Technology Builder, Inc. (TBI), a company which marketed and implemented requirements management and requirements-based testing systems for the development of eBusiness and enterprise applications. In addition, TBI resold complementary partner products, and provided related training and consulting services for both TBI and partner products. Mr. Kavadellas holds a B.A. in Industrial Management from the Georgia Institute of Technology.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of the copies of such written representations from its directors and executive officers, there were no late or delinquent filings.

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

ITEM 11. EXECUTIVE COMPENSATION

GENERAL AND SUMMARY COMPENSATION TABLE

     The following table sets forth certain summary information regarding compensation paid or accrued by the Company to, or on behalf of, the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company (Named Executive Officers), for services rendered in all capacities to the Company during the fiscal years ended March 31, 1999, 2000, and 2001. Except as otherwise noted, no Named Executive Officer received any restricted stock award, stock appreciation right or payment under any long-term incentive plan.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                               COMPENSATION
                                                                                  AWARDS
                                                                               ------------
                                                                                SECURITIES
                                                       ANNUAL COMPENSATION      UNDERLYING      ALL OTHER
                                                       --------------------     OPTIONS(1)     COMPENSATION
         NAME AND PRINCIPAL POSITION           YEAR     SALARY      BONUS        (SHARES)          (2)
         ---------------------------           ----    --------    --------    ------------    ------------
William R. Stow III..........................  2001    $335,626    $ 86,750       35,000            $--
  Chief Executive Officer, President           2000    $150,000    $  1,000       35,000            $--
  Chairman of the Board and Director           1999    $150,000    $     --      152,000            $--
Donald R. Farrow.............................  2001    $200,000    $ 38,000       35,000            $--
  Executive Vice President,                    2000    $135,307    $  1,000       85,000            $--
  Administration and Director                  1999    $141,538    $     --       60,000            $--
Alan D. Kucheck..............................  2001    $208,657    $ 41,750           --            $--
  Vice President, Engineering                  2000    $130,000    $ 31,000       65,000            $--
                                               1999    $130,000    $ 37,824       25,000            $--
Douglas S. Norman............................  2001    $179,078    $ 50,500           --            $--
  Chief Financial Officer and                  2000    $105,000    $ 16,000       80,000            $--
  Assistant Secretary                          1999    $ 92,850    $ 28,587       30,000            $--
Lydia J. Patterson...........................  2001    $145,000    $ 63,000           --            $--
  Vice President, Corporate Marketing          2000    $ 61,875    $     --      200,000            $--
                                               1999    $     --    $     --           --            $--
James H. Smith...............................  2001    $145,000    $105,500      123,445            $--
  Executive Vice President,                    2000    $ 61,875    $ 10,000      437,000            $--
  Customer Group                               1999    $     --    $     --           --            $--

---------------
(1) Amounts represent stock options granted for the period shown.

(2) Amounts listed as All Other Compensation represent commissions earned or consulting fees.

     The following table sets forth information concerning stock option grants made during the year ended March 31, 2001, to Named Executive Officers. No stock appreciation rights were granted to such individual during the fiscal year. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table set forth the hypothetical gains that would exist for the options based on the assumption that our stock price were to appreciate annually by 5% and 10%, respectively. The rates do not represent our estimate or projection of future common stock prices and no assurance can be given that the share price will appreciate at the rate shown in the table.

           OPTION/SAR GRANTS IN THE FISCAL YEAR ENDED MARCH 31, 2001

                                             INDIVIDUAL GRANTS
                       --------------------------------------------------------------     POTENTIAL REALIZABLE
                          NUMBER OF                                                         VALUE AT ASSUMED
                          SECURITIES      PERCENT OF TOTAL                               ANNUAL RATES OF STOCK
                          UNDERLYING        OPTIONS/SARs       EXERCISE                  PRICE APPRECIATION FOR
                         OPTIONS/SARs        GRANTED TO        OR BASE                        OPTION TERM
                           GRANTED            EMPLOYEES         PRICE      EXPIRATION    ----------------------
        NAME           (# OF SHARES)(1)   IN FISCAL YEAR(2)   ($/SH)(3)       DATE         5%($)       10%($)
        ----           ----------------   -----------------   ----------   ----------    ---------    ---------
William R. Stow
  III................       35,000                *              4.66        9/25/10      102,345      259,576
Donald R. Farrow.....       35,000                *              4.66        9/25/10      102,345      259,576
James H. Smith.......       53,445                *              5.0625      4/13/10       42,278       89,192
                            70,000                *              2.00       12/26/10       88,045      223,124

---------------
 *  Less than 1%

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

(2) We granted options to purchase a total of 10,862,909 shares of our common stock to employees, consultants and Board members and assumed a Technology Builders, Inc. option plan which provided the equivalent to purchase 1,220,498 shares of our common stock during the year ended March 31, 2001.

(3) The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date.

OPTION EXERCISES, HOLDINGS AND FISCAL YEAR-END VALUES

     The following table sets forth information concerning the number of shares covered by both exercisable and unexercisable options held by each of the Named Executive Officers as of March 31, 2001.

                AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2001
                     AND OPTION VALUES AS OF MARCH 31, 2001

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED
                                                                  OPTIONS AT               VALUE OF UNEXERCISED
                                   SHARES                       MARCH 31, 2001            IN-THE-MONEY OPTIONS AT
                                 ACQUIRED ON    VALUE            (# OF SHARES)             MARCH 31, 2001 ($)(1)
                                  EXERCISE     REALIZED   ---------------------------   ---------------------------
             NAME                    (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
             ----                -----------   --------   -----------   -------------   -----------   -------------
William R. Stow III............        --          --       434,177         62,613        403,506         74,598
Donald R. Farrow...............        --          --       371,882         30,565        303,690         25,044
Alan D. Kucheck................     2,000       4,070       256,748         66,327        242,122         64,596
Douglas S. Norman..............        --          --       125,292         71,408        130,677         73,086
Lydia J. Patterson.............        --          --        70,833        129,167         40,304         73,496
James H. Smith.................        --          --       215,826        344,619        134,614        273,579

---------------
(1) Calculated based on the closing price of the Company's common stock as reported by Nasdaq on March 31, 2001 of $2.219 per share, less the applicable exercise price.

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

     In addition, Mr. Ginns performed certain consulting services for which he was compensated $12,563 during fiscal year 2001.

CHANGE IN CONTROL AGREEMENTS

     We have change in control agreements with Messrs. William R. Stow III, Nicholas C. Kavadellas, Alan D. Kucheck, Douglas S. Norman, Donald R. Farrow, James H. Smith, and Ms. Lydia J. Patterson. In the event of termination, as a result of change of control, the executive shall be entitled to receive his/her salary and any benefits for a period of twelve months. Furthermore, all vested options will remain exercisable through the twelve month period following the date of termination. Should a conflict exist, the terms and conditions of the stock option plan shall govern. For purposes of the agreement, "Change in control" means: (i) the direct or indirect sale or exchange in a single series of related transactions by our stockholders of more than fifty percent of our voting stock; (ii) a merger or consolidation in which we are a party and are not the surviving entity; (iii) the sale, exchange, or transfer of all or substantially all of our assets; or (iv) we are liquidated or dissolved.

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

     The objectives of the Company's executive compensation program are to:

     - Support the achievement of desired Company performance;

     - Provide compensation that will attract and retain superior talent and reward performance.

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

CHIEF EXECUTIVE OFFICER COMPENSATION

     See Summary Compensation Table.

                                          Frank R. Caccamo
                                          William R. Stow III
                                          Barry W. Sullivan

                                          Members of the Compensation Committee

                         REPORT OF THE AUDIT COMMITTEE

     The Audit Committee has reviewed and discussed the audited consolidated financial statements for the year ended March 31, 2001 with the Company's management and with Deloitte & Touche, LLP, the Company's independent auditors. The Audit Committee has also discussed with Deloitte & Touche the matters required to be discussed by Statement of Auditing Standards No. 61, Communicating with the Audit Committee.

     Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the consolidated financial statements referred to above be included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

                                          Frank R. Caccamo
                                          Daniel P. Ginns
                                          John R. Snedegar

                                          Members of the Audit Committee

FEES PAID TO INDEPENDENT AUDITORS

  Audit Fees

     Deloitte & Touche, LLP (Deloitte) billed us aggregate fees of $114,300 for professional services rendered for the audit of our annual consolidated financial statements for the year ended March 31, 2001, and for review of the consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of fiscal 2001.

  Financial Information Systems Design and Implementation

     Deloitte did not bill us for financial information systems design and implementation fees for the year ended March 31, 2001.

  All Other Fees

     Deloitte bill us aggregate fees of $238,665 for other professional services rendered for the year ended March 31, 2001, including professional services in connection with our private placement of common stock, tax preparation, tax consulting, statutory filings, acquisitions and other consulting services.

     The Audit Committee of the Board of Directors has considered whether the provision by Deloitte of the non-audit service listed above is compatible with maintaining Deloitte's independence.

                          STOCK PERFORMANCE COMPARISON

     The following graph compares the cumulative total stockholder returns for our common stock with the cumulative total return of the Nasdaq Composite Index:
US and the Computer & Data Processing Index. The presentation assumes $100 invested on March 31, 1996 in our common stock, the Nasdaq Composite Index: US and the Computer & Data Processing Index with all dividends reinvested. No cash dividends were declared on our common stock during this period. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

INDEX GRAPH

----------------------------------------------------------------------------
                                                                   COMPUTER
                                                      NASDAQ       & DATA
          Measurement Period             STARBASE     COMPOSITE    PROCESSING
        (Fiscal Year Covered)            CORPORATION  INDEX: US    INDEX
----------------------------------------------------------------------------
 Measurement Pt. --
  3/29/96                                  $100         $100         $100
----------------------------------------------------------------------------
 FYE 3/31/97                               $ 29         $111         $110
----------------------------------------------------------------------------
 FYE 3/31/98                               $ 70         $168         $191
----------------------------------------------------------------------------
 FYE 3/31/99                               $ 36         $228         $312
----------------------------------------------------------------------------
 FYE 3/31/00                               $203         $423         $562
----------------------------------------------------------------------------
 FYE 3/31/01                               $ 48         $169         $191
----------------------------------------------------------------------------

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of May 21, 2001 certain information regarding the ownership of our voting securities by each stockholder known to the management to be (i) the beneficial owner of more than 5% of our outstanding common stock (ii) each of our Directors, (ii) the executive officers named in the Summary Compensation Table herein under "Executive Compensation" and (iv) all executive officers and directors as a group. Except as otherwise noted, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares.

     To our knowledge there are no known beneficial holders of more than 5% of our outstanding common stock.

                                                              NUMBER OF SHARES OF    PERCENTAGE OF
NAME(1)                                                          COMMON STOCK        COMMON STOCK
-------                                                       -------------------    -------------
William R. Stow III.........................................       1,110,213(2)           1.6%
Donald R. Farrow............................................         399,457(3)             *
Alan D. Kucheck.............................................         282,622(5)             *
Douglas S. Norman...........................................         162,121(6)             *
Lydia J. Patterson..........................................          87,499(4)             *
James H. Smith..............................................         270,760(7)             *
Frank R. Caccamo............................................         127,083(4)             *
Daniel P. Ginns.............................................         320,783(8)             *
Phillip E. Pearce...........................................         177,083(4)             *
John R. Snedegar............................................         207,026(9)             *
Barry W. Sullivan...........................................         127,083(10)            *
Total: All directors and executive officers.................       4,438,359(11)          6.0%

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

 (2) Includes 33,882 shares of common stock held by Mr. Stow. Also includes 573,119 shares of common stock held by Mr. Stow as trustee of the Stow Family Trust, of which 568,124 shares are subject to a Performance Escrow Agreement. Also includes 452,730 shares of common stock and 50,482 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2001 by Mr. Stow and Mrs. Stow, respectively. Mr. Stow disclaims beneficial ownership of the shares exercisable by Mrs. Stow.

 (3) Includes 15,000 shares of common stock held by Mr. Farrow. Also includes 384,457 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2001.

 (4) Represents shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2001.

 (5) Includes 13,321 shares of common stock held by Mr. Kucheck. Also includes 269,301 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2001.

 (6) Includes 25,421 shares of common stock held by Mr. Norman of which 13,786 shares are subject to a Performance Escrow Agreement. Also includes 136,700 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2001.

 (7) Includes 6,847 shares of common stock held by Mr. Smith. Also includes 263,913 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2001.

 (8) Includes 163,200 shares of common stock held by Mr. Ginns and 5,500 shares of common stock held by Mrs. Ginns. Also includes 152,083 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2001. Mr. Ginns disclaims beneficial ownership of the shares held by Mrs. Ginns.

 (9) Includes 13,753 shares of common stock held by Mr. Snedegar; 1,191 shares of common stock held by Mr. Snedegar as trustee for the Snedegar Revocable Living Trust; and 1,667 shares held by Norexco Petroleum of which Mr. Snedegar is President. Also includes 190,415 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2001.

(10) Includes 7,000 shares of common stock held by Mr. Sullivan. Also includes 120,083 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2001.

(11) Includes a total of 1,606,461 shares of common stock and 2,831,898 shares of common stock issuable upon exercise of stock options held by all directors and executive officers of the Company as a group that are currently exercisable or will become exercisable within 60 days after May 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     In fiscal 1995, the Board of Directors authorized us to loan William Stow III, President and CEO of StarBase, the sum of $126,000. Principal and accrued interest aggregated $103,915 and $99,087, at March 31, 2001 and 2000, respectively. The loan is evidenced by a promissory note and is collateralized by shares of the Company's common stock, which are owned by Mr. Stow. The note bears interest at a rate of 6.34% per annum, payable at maturity. The maturity date was originally November 4, 1998, and during the year ended March 31, 2001, the maturity date on the note was extended to November 4, 2001.

     In the fiscal year ended March 31, 2001, we entered into a technology purchase from eCollaboratory for the purchase amount of $1.7 million, which includes amounts previously advanced to eCollaboratory. During the fiscal year ended March 31, 2001, Mr. Daniel P. Ginns, a director and the chief executive officer of eCollaboratory, received a salary from eCollaboratory and Mr. Phillip
E. Pearce, a former director of eCollaboratory, received fees for his services as a director from eCollaboratory.

     In May 2001, the Board of Directors authorized us to loan Mr. Phillip E. Pearce, member of our Board of Directors, the sum of $150,000. The loan is evidenced by a promissory note and bears interest at a rate of 8% per annum, payable at maturity. The maturity date on the note is February 28, 2002.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

    EXHIBIT                                                                  REF./
    NUMBER                     DESCRIPTION OF DOCUMENT                       PAGE
    -------                    -----------------------                       -----
      3.1    Amended and Restated Certificate of Incorporation of the         (A)
             Company

      3.2    Amended and Restated Bylaws of the Company                       (B)

      4.1    Form of Registration Rights Agreement                            (C)

     10.1    Form of Warrant (Kaufman Bros., L.P.)                            (D)

     10.2    Form of Securities Purchase Agreement                            (C)

     10.3    Form of Warrant                                                  (C)

     10.5    Form of Agreement and Plan of Merger dated as of February        (E)
             11, 2001 by and among the Registrant, the Merger Subsidiary and worldweb.

     10.6    Form of Agreement and Plan of Merger dated as of February        (F)
             16, 2001 by and among the Registrant, the Subsidiary, TBI
             and the Principal Shareholder.

     21.1    Subsidiaries of the Company

     23.1    Consent of Deloitte & Touche LLP, Independent Auditors

---------------
(A) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (file number 33-68228) filed with the Commission on November 2, 1993.

(B) Incorporated herein by reference to the Company's Registration Statement on Form 10 (file number 0-25612) filed with the commission on February 23, 1995.

(C) Incorporated herein by reference to the Company's Form S-3 (file number 333-47518) filed with the Commission on October 6, 2000.

(D) Incorporated herein by reference to the Company's Form S-3 (file number 333-42184) filed with the Commission on July 25, 2000.

(E) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on March 6, 2001.

(F) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on March 9, 2001.

     (b) REPORTS ON FORM 8-K

     In a report filed on Form 8-K, dated March 6, 2001, the Company reported the acquisition of worldweb.net, Inc.

     In a report filed on Form 8-K, dated March 9, 2001, the Company reported the acquisition of Technology Builders, Inc.

     In a report filed on Form 8-K, dated May 8, 2001, the Company reported its financial results for the quarter and year ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of June, 2001.

                                          STARBASE CORPORATION

                                          By:     /s/ DOUGLAS S. NORMAN
                                            ------------------------------------
                                                     Douglas S. Norman
                                                  Chief Financial Officer

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
               /s/ WILLIAM R. STOW III                  Chairman of the Board, Chief      June 29, 2001
-----------------------------------------------------      Executive Officer, and
                 William R. Stow III                   President (principal executive
                                                                  officer)

                /s/ DONALD R. FARROW                      Executive Vice President        June 29, 2001
-----------------------------------------------------
                  Donald R. Farrow

                /s/ PHILLIP E. PEARCE                             Director                June 29, 2001
-----------------------------------------------------
                  Phillip E. Pearce

                 /s/ DANIEL P. GINNS                              Director                June 29, 2001
-----------------------------------------------------
                   Daniel P. Ginns

                /s/ JOHN R. SNEDEGAR                              Director                June 29, 2001
-----------------------------------------------------
                  John R. Snedegar

                /s/ FRANK R. CACCAMO                              Director                June 29, 2001
-----------------------------------------------------
                  Frank R. Caccamo

                /s/ BARRY W. SULLIVAN                             Director                June 29, 2001
-----------------------------------------------------
                  Barry W. Sullivan

                                 EXHIBIT INDEX

EXHIBIT                                                                 REF./
NUMBER                      DESCRIPTION OF DOCUMENT                     PAGE
-------                     -----------------------                     -----
   3.1    Amended and Restated Certificate of Incorporation of the       (A)
          Company

   3.2    Amended and Restated Bylaws of the Company                     (B)

   4.1    Form of Registration Rights Agreement                          (C)

  10.1    Form of Warrant (Kaufman Bros., L.P.)                          (D)

  10.2    Form of Securities Purchase Agreement                          (C)

  10.3    Form of Warrant                                                (C)

  10.5    Form of Agreement and Plan of Merger dated as of February      (E)
          11, 2001 by and among the Registrant, the Merger Subsidiary and worldweb.

  10.6    Form of Agreement and Plan of Merger dated as of February      (F)
          16, 2001 by and among the Registrant, the Subsidiary, TBI
          and the Principal Shareholder.

  21.1    Subsidiaries of the Company

  23.1    Consent of Deloitte & Touche LLP, Independent Auditors

---------------
 (A) Incorporated herein by reference to the Company's Registration Statement on Form SB-2 (file number 33-68228) filed with the Commission on November 2, 1993.

 (B) Incorporated herein by reference to the Company's Registration Statement on Form 10 (file number 0-25612) filed with the commission on February 23, 1995.

 (C) Incorporated herein by reference to the Company's Form S-3 (file number 333-47518) filed with the Commission on October 6, 2000.

(D) Incorporated herein by reference to the Company's Form S-3 (file number 333-42184) filed with the Commission on July 25, 2000.

 (E) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on March 6, 2001.

(F) Incorporated herein by reference to the Company's Form 8-K (file number 0-25612) filed with the Commission on March 9, 2001.