Form 10-Q
period 2001-06-30
STARBASE CORP
filed 2001-08-14
CIK 911577

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

                  For the quarterly period ended June 30, 2001


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
Yes [X]    No  [ ]


Number of shares outstanding as of June 30, 2001:   Common Stock:     69,649,314
                                                    Preferred Stock:           0

================================================================================

                              StarBase Corporation

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

    ITEM 1. Financial Statements

            Consolidated Balance Sheets at June 30, 2001 (Unaudited)
            and March 31, 2001                                                3

            Consolidated Statements of Operations (Unaudited) for the
            three month periods ended June 30, 2001 and 2000                  4

            Consolidated Statements of Comprehensive Operations
            (Unaudited) for the three month periods ended June 30,
            2001 and 2000                                                     5

            Consolidated Statements of Cash Flows (Unaudited) for the
            three month periods ended June 30, 2001 and 2000                  6

            Notes to Consolidated Financial Statements (Unaudited)            7

    ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        12

    ITEM 3. Qualitative and Quantitative Disclosures about Market Risk       21

PART II. OTHER INFORMATION

    ITEM 6. Exhibits and Reports on Form 8-K                                 22

Signatures                                                                   23

                                    PART I

                                    ITEM 1

                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             June 30,    March 31,
                                                               2001         2001
                                                            ---------    ---------
                                                           (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                 $   6,656    $  14,075
  Restricted cash                                                 257          257
  Marketable securities                                             3            3
  Accounts receivable, net of allowances of $2,549 at
    June 30, 2001 and $2,166 at March 31, 2001                 12,570       16,148
  Notes and other receivables, net of allowances of
    $760 at June 30, 2001 and $760 at March 31, 2001              196          200
  Prepaid expenses and other assets                               979        1,183
                                                            ---------    ---------
    Total current assets                                       20,661       31,866

Property and equipment, net                                     7,432        7,953
Intangible assets, net                                        100,911      107,628
Note receivable from officer                                      105          104
Other non-current assets                                        1,480        1,487
                                                            ---------    ---------
Total assets                                                $ 130,589    $ 149,038
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                            $   1,500    $      --
  Accounts payable                                              7,026       11,104
  Accrued compensation                                          2,405        3,381
  Other accrued liabilities                                     5,847        6,706
  Deferred revenue                                              8,465        8,950
  Current portion of long-term obligations                        330          344
                                                            ---------    ---------
    Total current liabilities                                  25,573       30,485

Long-term liabilities:
  Long-term obligations, less current portion                     139          238
  Long-term deferred revenue                                       17          121
                                                            ---------    ---------
    Total long-term liabilities                                   156          359
                                                            ---------    ---------
    Total liabilities                                          25,729       30,844

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued and outstanding at June 30,
    2001 and March 31, 2001                                        --           --
  Common stock, $.01 par value; 100,000,000 authorized;
    69,649,314 and 69,386,443 shares issued and
    outstanding at June 30, 2001 and March 31, 2001               696          694
  Additional paid-in capital                                  193,706      193,321
  Notes receivable                                               (219)        (219)
  Deferred non-cash compensation                                 (596)        (662)
  Accumulated deficit                                         (88,622)     (74,857)
  Accumulated other comprehensive loss                           (105)         (83)
                                                            ---------    ---------
  Total stockholders' equity                                  104,860      118,194
                                                            ---------    ---------
Total liabilities and stockholders' equity                  $ 130,589    $ 149,038
                                                            =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              STARBASE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                    Three months ended
                                                         June 30,
                                                  ----------------------
                                                    2001          2000
                                                  --------      --------
                                                       (Unaudited)
Revenues:
  License                                         $  7,387      $  5,114
  Service                                            4,667         1,927
                                                  --------      --------
    Total revenues                                  12,054         7,041

Cost of Revenues:
  License                                            1,577           104
  Service                                            1,824           925
  Amortization of intangibles                        1,753           405
                                                  --------      --------
    Total cost of revenues                           5,154         1,434
                                                  --------      --------
Gross margin                                         6,900         5,607

Operating Expenses:
  Research and development                           4,456         1,827
  Sales and marketing                                8,639         3,922
  General and administrative                         2,444         1,540
  Non-cash stock based compensation                    190         1,122
  Amortization of intangibles                        4,976         1,240
                                                  --------      --------
    Total operating expenses                        20,705         9,651
                                                  --------      --------
  Operating loss                                   (13,805)       (4,044)

  Interest and other income                             97           157
                                                  --------      --------
Loss before income taxes                           (13,708)       (3,887)

  Provision for income taxes                            57             1
                                                  --------      --------
Net loss                                          $(13,765)     $ (3,888)
                                                  ========      ========

Per share data:
  Basic and diluted net loss per common share     $  (0.20)     $  (0.09)
                                                  ========      ========
  Basic and diluted weighted average common
    shares outstanding                              68,036        44,335
                                                  ========      ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              STARBASE CORPORATION

                CONSOLIDATED STATEMENTS OF COMPRENSIVE OPERATIONS
                                 (in thousands)

                                                         Three months ended
                                                              June 30,
                                                       ---------------------
                                                         2001         2000
                                                       --------      -------
                                                            (Unaudited)
Net loss                                               $(13,765)     $(3,888)
Other comprehensive loss:
  Foreign currency translation adjustments                    5           --
  Unrealized loss on available for sale securities           --           (2)
                                                       --------      -------
Total comprehensive loss                               $(13,760)     $(3,890)
                                                       ========      =======

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              STARBASE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Three months ended
                                                                       June 30,
                                                                 --------------------
                                                                   2001        2000
                                                                 --------    --------
                                                                      (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                       $(13,765)   $ (3,888)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                   7,528       1,785
    Provision for doubtful accounts                                   440          34
    Non-cash stock based compensation                                 190       1,122

    Changes in operating assets and liabilities,
      net of effects of acquisitions:
      Accounts receivable                                           3,138         273
      Notes and other receivables                                       4         (91)
      Prepaid expenses and other assets                               204        (247)
      Other non-current assets                                          6         (63)
      Accounts payable and accrued liabilities                     (5,913)       (421)
      Deferred revenue                                               (589)        164
                                                                 --------    --------
Net cash used in operations                                        (8,757)     (1,332)

Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired                     --          30
  Capital expenditures                                               (290)       (161)
                                                                 --------    --------
Net cash used in investing activities                                (290)       (131)

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock:
    Exercise of options                                               263         181
    Exercise of warrants                                               --         400
  Proceeds from debt financing                                      1,500          --
  Payment of financing related costs                                   --          (1)
  Payments on debt obligations                                       (113)        (77)
                                                                 --------    --------

Net cash provided by financing activities                           1,650         503

Effect of exchange rate changes on cash and cash equivalents          (22)         --
                                                                 --------    --------
Net decrease in cash                                               (7,419)       (960)

Cash and cash equivalents, beginning of period                     14,075      11,448
                                                                 --------    --------
Cash and cash equivalents, end of period                         $  6,656    $ 10,488

Supplemental Cash Flow Information:

  Interest paid                                                  $     16    $     10
                                                                 ========    ========
  Income taxes paid                                              $     57    $      1
                                                                 ========    ========

Non-cash investing and financing transactions:
  Conversion of preferred stock to common stock                  $     --    $      7
                                                                 ========    ========
  Capitalized lease and insurance financing                      $     --    $    171
                                                                 ========    ========
  Change in unrealized loss on securities available for sale     $     --    $      2
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

2. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of June 30, 2001 and for the three months ended June 30, 2001, and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented. The interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the period presented. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Starbase Corporation report to the Securities and Exchange Commission on Form 10-K, for the year ended March 31, 2001.

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

Potentially dilutive securities, which consist of options to purchase 7,840,105 shares of common stock at prices ranging from $0.625 to $14.63 per share, warrants to purchase 893,085 shares of common stock at prices ranging from $0.73 to $6.81 per share and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three month period ended June 30, 2001. Potentially dilutive securities, which consist of options to purchase 3,742,198 shares of common stock at prices ranging from $0.625 to $13.07 per share, warrants to purchase 172,715 shares of common stock at prices ranging from $0.73 to $3.88 per share and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three month period ended June 30, 2000.

                              STARBASE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS


                                                        June 30,     March 31,
                                                          2001          2001
                                                        ---------    ---------
                                                       (Unaudited)
                                                            (In thousands)
     Property and equipment:

     Computer hardware                                  $   2,536    $   2,498
     Furniture and fixtures                                 2,135        2,000
     Computer software                                      3,416        3,394
     Motor vehicle                                             32           32
     Leasehold improvements                                 1,743        1,735
                                                        ---------    ---------
                                                            9,862        9,659
     Less accumulated depreciation and amortization        (2,430)      (1,706)
                                                        ---------    ---------
                                                        $   7,432    $   7,953
                                                        =========    =========

     Intangible assets:

     Patents and trademarks                             $      20    $      20
     Manufacturing license                                    473          470
     Developed technology                                  22,233       22,233
     Customer lists                                         2,761        2,761
     Assembled workforce                                    4,868        4,868
     Goodwill                                              86,904       86,904
                                                        ---------    ---------
                                                          117,259      117,256

     Less accumulated amortization                        (16,348)      (9,628)
                                                        ---------    ---------
                                                        $ 100,911    $ 107,628
                                                        =========    =========

4. EQUITY TRANSACTIONS

WARRANTS

Warrant activity for the three month period ended June 30, 2001 is as follows:

                                                                   Warrant Price
                                                      Shares         Per Share
                                                      -------      -------------
Outstanding at March 31, 2001 and June 30, 2001       893,085        $0.73-$6.81
                                                      =======

                              STARBASE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. STOCK OPTION PLAN

The Company's stock option plan (the 1996 Plan) provides for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at June 30, 2001 was 5.3 years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 1,368,435 were outstanding at June 30, 2001. In addition, the Company has granted non-qualified stock options, of which 18,143,194 were outstanding at June 30, 2001. As a result of the acquisition of Premia Corporation, the Company assumed all of the outstanding options granted under the Premia ISO stock option plan, of which 196,920 were outstanding at June 30, 2001. As a result of the acquisition of Technology Builders, Inc., the Company assumed all of the outstanding options granted under the Technology Builders, Inc. Amended and Restated Stock Option and Incentive Stock Option Plan, of which 1,092,665 were outstanding at June 30, 2001.

Stock option activity for the three month period ended June 30, 2001 is as follows:

                                                             Weighted-Average
                                                 Shares       Exercise Price
                                               ----------    ----------------
     Outstanding at March 31, 2001             21,734,769         $3.95
     Granted                                      486,500         $2.14
     Lapsed or canceled                        (1,130,560)        $5.83
     Exercised                                   (262,871)        $1.00
                                               ----------
     Outstanding at June 30, 2001              20,827,838         $3.85
                                               ==========
     Exercisable at June 30, 2001               7,840,105         $3.01
                                               ==========

Stock option summary information at June 30, 2001 is as follows:

                                     Options Outstanding                            Options Exercisable
                        --------------------------------------------------   --------------------------------
                                        Weighted-Average
Range of                                   Remaining      Weighted-Average                   Weighted-Average
Exercise Prices           Shares        Contractual Life   Exercise Price     Shares          Exercise Price
----------------        ----------      ----------------  ----------------   ----------      ----------------
$0.50  - $1.00           2,084,356          6.7 years         $ 0.67         1,595,018           $ 0.68
$1.01  - $1.50           3,894,186          6.9 years         $ 1.32         2,255,455           $ 1.31
$1.51  - $2.00           1,719,581          7.0 years         $ 1.70         1,078,816           $ 1.66
$2.01  - $2.50           1,080,113          7.7 years         $ 2.13           366,578           $ 2.07
$2.51  - $3.00           1,022,793          7.6 years         $ 2.63           543,110           $ 2.61
$3.01  - $3.50           2,573,736          8.0 years         $ 3.35            91,041           $ 3.45
$3.51  - $4.00           3,780,195          7.1 years         $ 3.79           470,891           $ 3.88
$4.01  - $4.50             415,000          7.2 years         $ 4.13            88,123           $ 4.05
$4.51  - $10.00            450,000          9.2 years         $ 4.69           228,742           $ 4.66
$10.01 - $20.00          3,807,878          7.4 years         $10.21         1,122,331           $10.69
                        ----------                                           ---------
                        20,827,838                                           7,840,105
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

Operating segment data for the three month ended June 30, 2001 and 2000 was as follows:

                                        Software
                                        licenses      Services        Total
                                        --------      --------       -------
                                                   (In thousands)
Three months ended June 30, 2001:
    Revenues                             $7,387        $4,667        $12,054
    Cost of revenues                      3,330         1,824          5,154
                                         ------        ------        -------
        Gross margin                     $4,057        $2,843        $ 6,900
                                         ======        ======        =======

Three months ended June 30, 2000:
    Revenues                             $5,114        $1,927        $ 7,041
    Cost of revenues                        509           925          1,434
                                         ------        ------        -------
        Gross margin                     $4,605        $1,002        $ 5,607
                                         ======        ======        =======

7. RELATED PARTY TRANSACTIONS

In May 2001, the Board of Directors authorized the Company to loan Mr. Phillip
E. Pearce, a member of the Board of Directors, the sum of $150,000. The loan is evidenced by a promissory note and bears interest at a rate of 8% per annum, payable at maturity. The maturity date on the note is February 29, 2002.

8. LINE OF CREDIT

On June 29, 2001, the Company entered into a Loan and Security Agreement with Silicon Valley Bank with a committed revolving line of up to $5.0 million at an interest rate equal to one-half percentage point above the Prime Rate but never lower than seven percent. The line of credit requires that the Company maintains the following financial covenants: on a monthly basis, a ratio of quick assets to current liabilities less deferred revenue of at least 1.00; and a loss, based on earnings before interest, taxes, depreciation and other non-cash amortization expenses (EBITDA) of no greater than $2.0 million for the fiscal quarter ending June 30, 2001, and of no greater than $500,000 for each fiscal quarter thereafter, provided that the Company shall attain positive EBITDA for the fiscal year ending March 31, 2002. As of June 30, 2001, the Company had drawn $1.5 million against the line of credit. On July 26, 2001, the Company received notice from Silicon Valley Bank that is was in default of the line of credit due to failure to maintain an EBITDA loss of no greater then $2.0 million for the fiscal quarter ended June 30, 2001. As a result of the default, the following changes in the terms of the line of credit went into effect: the interest rate will be increased to Prime Rate plus two percent per annum; a monthly collateral handling fee of $1,000 will be charged; and the borrowing amount will be capped at $1.5 million. On August 13, 2001, the Company received a waiver from Silicon Valley Bank for its existing default.

                              STARBASE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. MANAGEMENT'S PLANS

The Company has incurred operating loses during the first quarter ended June 30, 2001 and as a result has negative working capital of $4.9 million. Management's plans to address the situation include the following items: 24% reduction in headcount completed in July 2001, which the Company estimated will reduce operating expenses by $10.0 million annually; the Company is renegotiating its line of credit with its bank to allow additional borrowing of $5.0 million with no covenants; and the Company is evaluating raising additional financing of $15 million through either equity or debt. Ultimately the Company also plans to achieve profitable operations by increasing revenues and keeping expense contained.

10. NEW ACCOUNT STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidate financial position or results of operations. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is currently evaluating the provisions of SFAS 142 and it has not determined the impact, if any, that this statement will have on its consolidate financial position or results of operations.

                                     PART I

                                     ITEM 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on currently available information and our current beliefs, expectation and projections about future events, including, among other things: successfully implementing our business strategy; maintaining and expanding market acceptance of the products we offer; and our ability to successfully compete in our marketplace. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors" of this document and in the Company's other filing with the Securities and Exchange Commission, including the Company's Annual Report for the year ended March 31, 2001 on Form 10-K.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of total revenue for the three months ended June 30, 2001 and 2000.

                                            Three months ended
                                                 June 30,
                                           --------------------
                                            2001          2000
                                           -----          -----
Revenues:
  License                                   61.3%          72.6%
  Service                                   38.7           27.4
                                          ------          -----
    Total revenues                         100.0          100.0

Cost of revenues:
  License                                   13.1            1.5
  Service                                   15.1           13.1
  Amortization of intangibles               14.6            5.8
                                          ------          -----
    Total cost of revenues                  42.8           20.4
                                          ------          -----
Gross profit                                57.2           79.6

Operating expenses:
  Research and development                  36.9           25.9
  Sales and marketing                       71.6           55.7
  General and administrative                20.3           21.9
  Non-cash stock based compensation          1.6           15.9
  Amortization of intangibles               41.3           17.6
                                          ------          -----
    Total operating expenses               171.7          137.0
                                          ------          -----
Loss from operation                       (114.5)         (57.4)

Interest and other income                    0.8            2.2
                                          ------          -----
Loss before income taxes                  (113.7)         (55.2)
Provision for income taxes                   0.5            0.0
                                          ------          -----
Net loss                                  (114.2)%        (55.2)%
                                          ======          =====

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

Revenues were $12.1 million and $7.0 million for the three month periods ended June 30, 2001 and 2000, respectively, representing an increase of $5.1 million or 71%. International revenues accounted for less than 10% of total revenue in the three months ended June 30, 2001 and 2000.

License - License revenues were $7.4 million and $5.1 million for the three month periods ended June 30, 2001 and 2000, respectively, representing an increase of $2.3 million or 44%. License revenues represented 61.3% and 72.6% of total revenues for the three months ended June 30, 2001 and 2000, respectively. The increase in license revenues was due to an increase in the Company's sales force along with the new products available through the worldweb.net and Technology Builders, Inc. acquisitions. The acquired products were eXpressroom, CaliberRM, CaliberRBT, and CaliberRM Pro.

Service - Service revenues were $4.7 million and $1.9 million for the three month periods ended June 30, 2001 and 2000, respectively, representing an increase of $2.8 million or 142%. Service revenues represented 38.7% and 27.4% of total revenues for the three months ended June 30, 2001 and 2000, respectively. The increase in service revenues was due to an increase in the Company's training and consulting organization along with an increase in the number of software licenses sold with maintenance agreements.

COST OF REVENUES

License - License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and royalties. License cost of revenues was $1.6 million and $104,000 for the three month periods ended June 30, 2001 and 2000, respectively, representing an increase of $1.5 million or 1,416%. License cost of revenues as a percentage of license revenue was 21.3% and 2.0% for the three months ended June 30, 2001 and 2000, respectively. The increases were due to royalty expenses relating to the acquired Caliber product line along with the lower margin on the third party products (Mercury and Business Objects) which the Company now resells.

Service - Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues were $1.8 million and $925,000 for the three month periods ended June 30, 2001 and 2000, respectively, representing and increase of $900,000 or 97%. Service cost of revenues as a percentage of service revenue was 39.1% and 48.0% for the three months ended June 30, 2001 and 2000, respectively. The absolute dollar increase was due to the increases in the training and consulting organization along with training costs related to the increase in personnel.

Amortization of intangibles - Amortization of intangibles consists of the amortization of developed technology associated with the Premia, Genitor, worldweb.net and Technology Builders acquisitions. Amortization of intangibles was $1.8 million and $405,000 for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $1.4 million or 333%. Amortization of Intangibles as a percentage of total revenue was 14.5% and 5.8% for the three months ended June 30, 2001 and 2000, respectively. In light of current operating results, the Company will continue to access the recoverability of intangible assets in future periods.

OPERATING EXPENSES

Research and development expenses - Research and development expenses were $4.5 million and $1.8 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $2.7 million or 144%. The increase was primarily related to an increase in salaries and related expenses associated with an increase in software developers and quality assurance personnel as a result of our acquisitions.

Sales and marketing - Sales and marketing expenses were $8.6 million and $3.9 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $4.7 million or 120%. The increase was primarily related to the increase in salaries and related expenses incurred in expanding our sales teams, through acquisitions and new hires from twelve to twenty-seven.

General and administrative - General and administrative expenses were $2.4 million and $1.5 million for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $900,000 million or 59%. The increase was primarily due to an increase in salaries and related expenses incurred as a result of our acquisitions along with the building of our infrastructure.

Non-cash stock based compensation - Non-cash stock based compensation was $190,000 million and $1.1 million for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of $900,000 million. Non-cash stock based compensation expense represents fair market value of stock options and warrants granted to non-employees of the Company's common stock at the date of grant amortized over the vesting period.

Amortization of intangibles - Amortization of intangibles was $5.0 million and $1.2 million for the three months ended June 30, 2001 and 2000, respectively. This included amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, ObjectShare, worldweb.net and Technology Builders acquisitions. In light of current operating results, the Company will continue to access the recoverability of intangible assets in future periods.

Interest and other income - Interest and other income was $97,000 and $157,000 for the three months ended June 30, 2001 and 2000, respectively, representing a decrease of $60,000. The decrease was due to lower interest income resulting from less cash being available to invest.

Provision for income taxes - Provision for income taxes was $57,000 and $1,000 for the three months ended June 30, 2001 and 2000, respectively, representing an increase of $56,000. This represents the minimum amount required for state taxes. The Company has not recorded a current or deferred provision for deferral income taxes for any period to date, as a result of losses incurred since its inception.

INFLATION

Inflation has not had a significant effect on our consolidated results of operations or financial position for the three month periods ended June 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business, to date, primarily from the issuance of equity securities. Cash and cash equivalents as of June 30, 2001 were $6,656,000 and $14,075,000 as of March 31, 2001. At June 30, 2001 the Company had negative working capital of $4.9 million, compared to positive working capital of $1.4 million at March 31, 2001.

Net cash used in operating activities was $8.7 million and $1.3 million for the three months ended June 30, 2001 and 2000, respectively. The increase was primarily due to an increased loss from operations of $9.9 million and a decrease in accounts payable and accrued liabilities of $5.5 million, offset by an increase in depreciation and amortization of $5.7 million and a decrease in accounts receivable of $2.9 million.

Net cash used in investing activities was $290,000 and $131,000 for the three months ended June 30, 2001 and 2000, respectively. The increase was primarily due to an increase in capital expenditures.

Net cash provided from financing activities was $1.7 million and $503,000 for the three months ended June 30, 2001 and 2000, respectively. For the three months ended June 30, 2001, exercise of options provided $263,000.

The Company has incurred operating loses during the first quarter ended June 30, 2001 and as a result has negative working capital of $4.9 million. Management's plans to address the situation include the following items: 24% reduction in headcount completed in July 2001, which the Company estimated will reduce operating expenses by $10.0 million annually; the Company is renegotiating its line of credit with its bank to allow additional borrowing of $5.0 million with no covenants; and the Company is evaluating raising additional financing of $15 million through either equity or debt. Ultimately the Company also plans to achieve profitable operations by increasing revenues and keeping expense contained.

The Company believes that our existing cash balances and cash equivalents and cash from operations will be sufficient to finance our operations through at least the next twelve months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable term or at all.

The Company warrants products against defects for 90 days and has a policy permitting the return of products within 30 days. Warranty costs and returns, which are not significant, have historically been within management's expectations. The Company has reserved approximately $2.5 million at June 30, 2001 for future returns and other collection issues, an increase of $400,000 from March 31, 2001.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidate financial position or results of operations. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is currently evaluating the provisions of SFAS 142 and it has not determined the impact, if any, that this statement will have on its consolidate financial position or results of operations.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES

Since our inception, we have had a history of losses and as of June 30, 2001, we had an accumulated deficit of $88,622,000. Further, our cash requirements to run our business have been and will continue to be significant. In the past, we have had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

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

WE RELY HEAVILY ON SALES OF STARTEAM AND IF IT DOES NOT SUSTAIN OR INCREASE MARKET ACCEPTANCE, WE ARE LIKELY TO EXPERIENCE LARGER LOSSES

For the three months ended June 30, 2001, we generated 50% of our total revenues and 67% of our licensing revenues from licenses of our StarTeam product line. We believe that revenues generated from StarTeam will continue to account for a large percentage of our revenues for the foreseeable future. A decline in the price of, or demand for, StarTeam would have a material adverse effect on our business, operating results and financial condition. The following events may reduce the demand for StarTeam:

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE OUR RECENT ACQUISITION OF WORLDWEB.NET, INC.

We acquired worldweb.net, Inc. on February 20, 2001. The success of this acquisition will depend on our ability to:

     o successfully integrate and manage worldweb.net's technology and operations;

     o  retain worldweb.net's software developers;

     o develop and market new products and enhance existing products based on worldweb.net's technology; and

     o  retain worldweb.net's customer base.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE OUR RECENT ACQUISITION OF TECHNOLOGY BUILDERS, INC.

We acquired Technology Builders, Inc. on February 23, 2001. The success of this acquisition will depend on our ability to:

     o successfully integrate and manage Technology Builders' technology and operations;

     o  retain Technology Builders' software developers;

     o develop and market new products and enhance existing products based on Technology Builders' technology; and

     o  retain Technology Builders' customer base.

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

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

We incurred operating loses during the first quarter ended June 30, 2001 and as a result has negative working capital of $4.9 million. Management's plans to address the situation include the following items: 24% reduction in headcount completed in July 2001, which we estimated will reduce operating expenses by $10.0 million annually; we are renegotiating our line of credit with our bank to allow additional borrowing of $5.0 million with no covenants; and we are evaluating raising additional financing of $15 million through either equity or debt. Ultimately we also plan to achieve profitable operations by increasing revenues and keeping expense contained.

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

                                     ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at June 30, 2001.

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

    None


(b) Reports on Form 8-K

    None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               STARBASE CORPORATION
                                               (Registrant)

August 14, 2001                                /s/  Douglas S. Norman
----------------------                         ----------------------------
Date                                                Douglas S. Norman
                                                    Chief Financial Officer