Form 10-Q
period 2001-09-30
STARBASE CORP
filed 2001-11-20
CIK 911577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549






                                    FORM 10-Q






              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001


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


    4 Hutton Centre Drive, Suite 900
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


Number of shares outstanding as of September 30, 2001:
Common Stock:                        69,905,580
Preferred Stock:                            0

                              STARBASE CORPORATION

                                TABLE OF CONTENTS


PART I.         FINANCIAL INFORMATION

    ITEM 1.     Financial Statements

                Consolidated Balance Sheets at September 30, 2001 (Unaudited) and March 31, 2001              3

                Consolidated Statements of Operations (Unaudited) for the three and six month
                periods ended September 30, 2001 and 2000                                                     4

                Consolidated Statements of Comprehensive Operations (Unaudited) for the three
                and six month periods ended September 30, 2001 and 2000                                       5

                Consolidated Statements of Cash Flows (Unaudited) for the three and six month
                periods ended September 30, 2001 and 2000                                                     6

                Notes to Consolidated Financial Statements (Unaudited)                                        7

    ITEM 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                                   13

    ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk                                  25

PART II.        OTHER INFORMATION

    ITEM 6.     Exhibits and Reports on Form 8-K                                                            26

Signatures                                                                                                  27

                                  PART I ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                   September 30,      March 31,
                                                                                        2001             2001
                                                                                 ----------------------------------
                                                                                    (Unaudited)
Assets
Current Assets:
  Cash and cash equivalents                                                          $   2,930     $  14,075
  Restricted cash                                                                          217           257
  Marketable securities                                                                      3             3
  Accounts receivable, net of allowances of $2,777 at
    Sept. 30, 2001 and $2,166 at March 31, 2001                                         10,505        16,148
  Notes and other receivables, net of allowances of $760 at March 31, 2001                 199           200
  Prepaid expenses and other assets                                                      1,309         1,183
                                                                                     -----------     --------

    Total current assets                                                                15,163        31,866

Property and equipment, net                                                              7,154         7,953
Intangible assets, net                                                                  57,869       107,628
Note receivable from officer                                                               106           104
Other non-current assets                                                                 1,458         1,487
                                                                                     -----------     --------

Total assets                                                                         $  81,750     $ 149,038
                                                                                      =========    =========

Liabilities and Stockholders' Equity
Current Liabilities:
  Line of credit                                                                     $   1,500     $      --
  Accounts payable                                                                       7,254        11,104
  Accrued compensation                                                                   2,449         3,381
  Other accrued liabilities                                                              5,383         6,706
  Deferred revenue                                                                       7,734         8,950
  Current portion of long-term obligations                                                 528           344
                                                                                     -----------     --------

    Total current liabilities                                                           24,848        30,485

Long-term liabilities:
  Long-term obligations, less current portion                                               97           238
  Long-term deferred revenue                                                                --           121
                                                                                     -----------     --------

    Total long-term liabilities                                                             97           359

                                                                                     -----------     --------
    Total liabilities                                                                   24,945        30,844

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized, none
    issued and outstanding at September 30, 2001 and March 31, 2001                         --           --
  Common stock, $.01 par value; 150,000,000 authorized; 69,905,580 and
    69,386,443 shares issued and outstanding at September 30, 2001 and
    March 31, 2001                                                                          699          694
  Additional paid-in capital                                                            194,039      193,321
  Notes receivable                                                                          (71)        (219)
  Deferred non-cash compensation                                                           (530)        (662)
  Accumulated deficit                                                                  (137,214)     (74,857)
  Accumulated other comprehensive loss                                                     (118)         (83)
                                                                                     -----------     --------
    Total stockholders' equity                                                           56,805      118,194



Total liabilities and stockholders' equity                                            $  81,750    $ 149,038
                                                                                      =========    =========


 The accompanying notes are an integral part of the consolidated financial statements

                              StarBase Corporation
                      CONSOLIDATED Statements of Operations
                    (in thousands, except per share amounts)


                                                                Three months ended               Six months ended
                                                                   September 30,                   September 30,
                                                          -------------------------------- -------------------------------
                                                               2001            2000             2001              2000
                                                          --------------- ---------------- ---------------- --------------
                                                                    (Unaudited)                     (Unaudited)
 Revenues:
  License                                                   $  6,119        $  6,411          $ 13,506          $ 11,526
  Service                                                      4,409           2,033             9,076             3,960
                                                            --------        --------          --------          --------


    Total revenues                                            10,528           8,444            22,582            15,486

Cost of Revenues:
  License                                                        510             195             2,087               301
  Service                                                      1,693           1,046             3,517             1,970
  Amortization and write-down of intangibles                   4,510             503             6,263               908
                                                            --------        --------          --------          --------

    Total cost of revenues                                     6,713           1,744            11,867             3,179
                                                            --------        --------          --------          --------

Gross margin                                                   3,815           6,700            10,715            12,307

Operating Expenses:
  Research and development                                     3,860           2,192             8,316             4,019
  Sales and marketing                                          7,707           4,621            16,346             8,543
  General and administrative                                   2,138           1,981             4,583             3,522
  Non-cash stock based compensation                              148             162               338             1,284
  Amortization and write-down of intangibles                  38,532           1,316            43,508             2,556
                                                            --------        --------          --------          --------

    Total operating expenses                                  52,385          10,272            73,091            19,924
                                                            --------        --------          --------          --------

  Operating loss                                             (48,570)         (3,572)          (62,376)           (7,617)

  Interest and other income                                        9             186               106               344
                                                            --------        --------          --------          --------

Loss before income taxes                                     (48,561)         (3,386)          (62,270)           (7,273)

  Provision for income taxes                                      30              --                87                 1
                                                            --------        --------          --------          --------


Net loss                                                    $(48,591)       $ (3,386)         $(62,357)         $ (7,274)
                                                            ========        ========          ========          ========

Per share data:
  Basic and diluted net loss per common share               $  (0.71)       $  (0.07)         $  (0.91)         $  (0.16)
                                                            ========        ========          ========          ========

  Basic and diluted weighted average common
    shares outstanding                                        68,412          46,231            68,225            45,288
                                                            ========        ========          ========          ========

 The accompanying notes are an integral part of the consolidated financial statements

                              STARBASE CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (in thousands)

                                                        Three months ended                         Six months ended
                                                          September 30,                             September 30,
                                               -------------------------------------     -------------------------------------
                                                     2001                 2000                2001                 2000
                                               -----------------     ---------------     ---------------     -----------------
                                                            (Unaudited)                               (Unaudited)

Net loss                                             $(48,591)         $ (3,386)            $(62,357)            $ (7,274)
Other comprehensive loss:
  Foreign currency translation adjustments                (13)               --                  (35)                  --
  Unrealized loss on available for sale securities         --                (6)                  --                   (8)
                                                     --------          --------             --------             --------

Total comprehensive loss                             $(48,604)         $ (3,392)            $(62,392)            $ (7,282)
                                                     ========          ========             ========             ========

                                     The accompanying notes are an integral part of the consolidated financial statements

                              StarBase Corporation
                      CONSOLIDATED Statements of Cash Flows
                                 (in thousands)

                                                                                        Six months ended
                                                                                          September 30,
                                                                               ------------------------------------
                                                                                     2001              2000
                                                                               ----------------- ------------------
                                                                                       (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                                         $(62,357)         $ (7,274)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    15,014             3,796
    Write-down of intangibles                                                        36,300                --
    Provision for doubtful accounts                                                   1,350                49
    Non-cash stock based compensation                                                   338             1,284
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                             4,293                 1
      Notes and other receivables                                                         1              (116)
      Prepaid expenses and other assets                                                 128              (355)
      Other non-current assets                                                           27              (108)
      Accounts payable and accrued liabilities                                       (6,105)               53
      Deferred revenue                                                               (1,337)              187
                                                                                   --------          --------

Net cash used in operations                                                         (12,348)           (2,481)

Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired                                       --                30
  Decrease in restricted cash                                                            40                39
  Capital expenditures                                                                 (756)           (1,124)
                                                                                   --------          --------

Net cash used in investing activities                                                  (716)           (1,055)

Cash Flows from Financing Activities:
  Proceeds from issuance of common stock:
    From private placements                                                              --            17,500
    Exercise of options                                                                 665               654
    Exercise of warrants                                                                 --             1,961
  Proceeds from debt financing                                                        1,500                --
  Payment of financing related costs                                                     --            (1,526)
  Payments on capitalized lease obligations                                            (211)             (165)
                                                                                   --------          --------

Net cash provided by financing activities                                             1,954            18,424

Effect of exchange rate changes on cash and cash equivalents                            (35)               --
                                                                                   --------          --------

Net increase (decrease) in cash                                                     (11,145)           14,888

Cash and cash equivalents, beginning of period                                       14,075            11,448
                                                                                   --------          --------

Cash and cash equivalents, end of period                                           $  2,930          $ 26,336

Supplemental Cash Flow Information:

  Interest paid                                                                    $     58          $     21
                                                                                   ========          ========
  Income taxes paid                                                                $     87          $      1
                                                                                   ========          ========

Non-cash investing and financing transactions:
  Capitalized lease and insurance financing                                        $    254          $    171
                                                                                   ========          ========

  Change in unrealized loss on securities available for sale                       $     --          $      8
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

2.    BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of September 30, 2001 and for the three and six months ended September 30, 2001, and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented. The interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Starbase Corporation report to the Securities and Exchange Commission on Form 10-K, for the year ended March 31, 2001.

GOING CONCERN

Management believes based upon projected operating needs that the Company's working capital is insufficient for the Company to maintain its current level of operating activities through March 31, 2002. The Company has also experienced recurring losses from operations and has negative working capital at September 30, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the process of negotiating additional financing through the private placement of convertible debentures. The Company believes that proceeds from the sale of debt and equity securities during fiscal 2002, combined with operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year ending March 31, 2002. While the Company has successfully raised equity capital in the past, there can be no assurance that the Company will be successful in their efforts to obtain additional financing in the future.

NET LOSS PER SHARE

Basic and diluted net loss per share applicable to common stockholders is computed using the weighted average number of common shares outstanding during the periods presented. Potentially dilutive shares, stock options, warrants, and Escrow Shares, have not been included where inclusion would be antidilutive. Escrow Shares (1,418,638) will be released to the founders upon attaining certain defined cash flow requirements. The release of the Escrow Shares will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of these shares recorded ratably over the period beginning on the date when management determines that the cash flow requirements are probable of being met and ending on the date when the goal is attained, causing the Escrow Shares to be released. At the time the goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from escrow. Such charges could substantially reduce the Company's net income or increase the Company's loss for financial reporting purposes in the periods such charges are recorded. Based upon historical results, the attainment of the goal is not probable at this time. However, this does not preclude the attainment of the goal in the future.

                              STARBASE CORPORATION
                   Notes to Consolidated Financial Statements


Potentially dilutive securities, which consist of options to purchase 8,316,320 shares of common stock at prices ranging from $0.625 to $14.63 per share, warrants to purchase 893,085 shares of common stock at prices ranging from $0.73 to $6.81 per share and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and six month periods ended September 30, 2001. Potentially dilutive securities, which consist of options to purchase 3,702,096 shares of common stock at prices ranging from $0.625 to $13.07 per share, warrants to purchase 906,246 shares of common stock at prices raging from $0.73 to $6.81 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and six month periods ended September 30, 2000.


3.         COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

        (In thousands)                   September 30,          March 31,
                                             2001                 2001
                                        -----------------    ----------------
                                          (Unaudited)
Property and equipment:

Computer hardware                                $   2,564    $   2,498
Furniture and fixtures                               2,141        2,000
Computer software                                    3,820        3,394
Motor vehicle                                           32           32
Leasehold improvements                               1,770        1,735
                                                 ---------    ---------
                                                    10,327        9,659
Less accumulated depreciation and amortization      (3,173)      (1,706)
                                                 ---------    ---------

                                                 $   7,154    $   7,953
                                                 =========    =========

Intangible assets:

Patents and trademarks                           $      20    $      20
Manufacturing license                                  473          470
Developed technology                                19,489       22,233
Customer lists                                       1,969        2,761
Assembled workforce                                  3,171        4,868
Goodwill                                            55,837       86,904
                                                 ---------    ---------


                                                    80,959      117,256

Less accumulated amortization                      (23,090)      (9,628)
                                                 ---------    ---------

                                                 $  57,869    $ 107,628
                                                 =========    =========

4.    EQUITY TRANSACTIONS

WARRANTS

Warrant activity for the six month period ended September 30, 2001 is as follows:

                                                                                  Warrant Price
                                                               Shares               Per Share
                                                        --------------------- ----------------------

Outstanding at March 31, 2001 and September 30, 2001         893,085               $0.73 - $6.81
                                                         =============

                              STARBASE CORPORATION
                   Notes to Consolidated Financial Statements

5.         STOCK OPTION PLAN

The Company's stock option plans, the 1996 Plan and the 2001 Plan provide for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at September 30, 2001 was 7.8 years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 1,380,132 were outstanding at September 30, 2001. A total of 3,400,000 shares of common stock have been authorized under the 2001 Plan, of which all were outstanding at September 30, 2001. In addition, the Company has granted non-qualified stock options, of which 15,870,688 were outstanding at September 30, 2001. As a result of the acquisition of Premia Corporation, the Company assumed all of the outstanding options granted under the Premia ISO stock option plan, of which 168,801 were outstanding at September 30, 2001. As a result of the acquisition of Technology Builders, Inc., the Company assumed all of the outstanding options granted under the Technology Builders, Inc. Amended and Restated Stock Option and Incentive Stock Option Plan, of which 854,134 were outstanding at September 30, 2001.

Stock option activity for the six month period ended September 30, 2001 is as follows:


                                                              Weighted-Average
                                            Shares             Exercise Price
                                     --------------------- ---------------------

Outstanding at March 31, 2001                21,734,769        $   3.95
Granted                                         496,500        $   2.16
Lapsed or canceled                           (3,438,377)       $   5.05
Exercised                                      (519,137)       $   1.00
                                             ----------
Outstanding at September 30, 2001            18,273,755        $   3.78
                                             ==========
Exercisable at September 30, 2001             8,316,320        $   3.13
                                             ==========


Stock option summary information at September 30, 2001 is as follows:


                                             Options Outstanding                                        Options Exercisable
                        ---------------------------------------------------------------     ----------------------------------------
                                               Weighted-
                                                Average                Weighted-                                       Weighted-
Range of                                       Remaining           Average Exercise                                 Average Exercise
Exercise Prices             Shares          Contractual Life             Price                     Shares                Price
----------------------  ----------------  ---------------------  ----------------------     ---------------------- -----------------

$0.50 - $1.00               1,904,241          6.8 years                  $0.68                     1,520,105               $0.68
$1.01 - $1.50               3,633,279          7.0 years                  $1.32                     2,277,237               $1.31
$1.51 - $2.00               1,647,789          6.9 years                  $1.70                     1,118,104               $1.66
$2.01 - $2.50                 959,950          7.9 years                  $2.12                       376,054               $2.08
$2.51 - $3.00                 908,012          8.1 years                  $2.63                       561,726               $2.61
$3.01 - $3.50               2,154,077          8.6 years                  $3.35                       117,291               $3.39
$3.51 - $4.00               2,860,445          8.9 years                  $3.79                       717,334               $3.85
$4.01 - $4.50                 415,000          7.7 years                  $4.13                       102,811               $4.05
$4.51 - $5.00                 450,000          9.0 years                  $4.69                       290,311               $4.66
$5.01 - $20.00              3,340,962          8.1 years                 $10.16                     1,235,347              $10.50
                        ----------------                                                    ----------------------
                           18,273,755                                                               8,316,320
                        ================                                                    ======================

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

Operating segment data for the three and six months ended September 30, 2001 and 2000 was as follows:


                                                   Software
                                                   licenses               Services                 Total
                                              -------------------    -------------------     -------------------
(In thousands)
Three months ended September 30, 2001:
    Revenues                                       $ 6,119               $ 4,409                    $10,528
    Cost of revenues                                 5,020                 1,693                      6,713
                                                   -------               -------                    -------
        Gross margin                               $ 1,099               $ 2,716                    $ 3,815
                                                   =======               =======                    =======

Three months ended September 30, 2000:
    Revenues                                       $ 6,411               $ 2,033                    $ 8,444
    Cost of revenues                                   698                 1,046                      1,744
                                                   -------               -------                    -------
        Gross margin                               $ 5,713               $   987                    $ 6,700
                                                   =======               =======                    =======



                                                   Software
                                                   licenses               Services                 Total
                                              -------------------    -------------------     -------------------
(In thousands)
Six months ended September 30, 2001:
    Revenues                                       $13,506               $ 9,076                    $22,582
    Cost of revenues                                 8,350                 3,517                     11,867
                                                   -------               -------                    -------

        Gross margin                               $ 5,156               $ 5,559                    $10,715
                                                   =======               =======                    =======

Six months ended September 30, 2000:
    Revenues                                       $11,526               $ 3,960                    $15,486
    Cost of revenues                                 1,209                 1,970                      3,179
                                                   -------               -------                    -------

        Gross margin                               $10,317               $ 1,990                    $12,307
                                                   =======               =======                    =======

                              STARBASE CORPORATION
                   Notes to Consolidated Financial Statements


7.    LINE OF CREDIT

On June 29, 2001, the Company entered into a Loan and Security Agreement with Silicon Valley Bank with a committed revolving line of up to $5.0 million at an interest rate equal to one-half percentage point above the Prime Rate but never lower than seven percent. The line of credit requires that the Company maintains the following financial covenants: on a monthly basis, a ratio of quick assets to current liabilities less deferred revenue of at least 1.00; and a loss, based on earnings before interest, taxes, depreciation and other non-cash amortization expenses (EBITDA) of no greater than $2.0 million for the fiscal quarter ending June 30, 2001, and of no greater than $500,000 for each fiscal quarter thereafter, provided that the Company shall attain positive EBITDA for the fiscal year ending March 31, 2002. As of September 30, 2001, the Company had drawn $1.5 million against the line of credit. On July 26, 2001, the Company received notice from Silicon Valley Bank that is was in default of the line of credit due to failure to maintain an EBITDA loss of no greater then $2.0 million for the fiscal quarter ended June 30, 2001. As a result of the default, the following changes in the terms of the line of credit went into effect: the interest rate will be increased to Prime Rate plus two percent per annum; a monthly collateral handling fee of $1,000 will be charged; and the borrowing amount will be capped at $1.5 million. As of September 30, 2001, the Company is still in default under provisions of the agreement and received a waiver from Silicon Valley Bank on November 19, 2001, for its existing default.

8.    INTANGIBLE ASSETS

As discussed in previous quarters, the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the worldweb.net acquisition, caused the Company to evaluate the recoverability of the amounts recorded for developed technology acquired in the worldweb.net acquisition. The Company compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amounts recorded for developed technology were impaired. As a result, during the three months ended September 30, 2001, the Company wrote-down the value of developed technology by $2.7 million. The remaining amount at September 30, 2001, relating to developed technology acquired in the worldweb.net acquisition is $460,000. The Company will continue to assess the recoverability of such intangible assets.

Also as discussed in previous quarters, the continuing deterioration of the economy, the decrease in IT spending, the lack of demand for products obtained in the worldweb.net acquisition and the significant reduction in headcount has affected the recoverability of the amounts recorded for goodwill, assembled workforce and customer lists related to the acquisitions of ObjectShare, worldweb.net and Technology Builders. The Company compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition for ObjectShare, worldweb.net, and Technology Builders, and determined that the amounts recorded for goodwill and customer lists were impaired. The Company also compared the original headcount projections to current headcount related to employees for worldweb.net and Technology Builders and determined that the amounts recorded for assembled workforce was impaired. As a result, during the three months ended September 30, 2001, the Company wrote-down the value of goodwill related to worldweb.net by $23.4 million, and the goodwill related to ObjectShare by $7.7 million.

Additionally, during the quarter ended September 30, 2001, the Company substantially decreased the services offered related to the ObjectShare acquisition. The Company reduced the value of customer lists related to Technology Builders by $792,000. The Company also wrote-down the values recorded for assembled workforce related to worldweb.net and Technology Builders by $859,000 and $838,000, respectively, to reflect the substantial reduction in workforce. The remaining amounts at September 30, 2001, for goodwill related to worldweb.net is $3.0 million, for goodwill related to ObjectShare is zero, for customer lists related to Technology Builders is $1.0 million, for assembled workforce for worldweb.net is $180,000 and for assembled workforce for Technology Builders is $2.0 million. The Company will continue to assess the recoverability of such intangible assets.

                              STARBASE CORPORATION
                   Notes to Consolidated Financial Statements


9.         NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidate financial position or results of operations. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is currently evaluating the provisions of SFAS 142 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

                                     PART I

                                     ITEM 2
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on currently available information and our current beliefs, expectation and projections about future events, including, among other things: successfully implementing our business strategy; maintaining and expanding market acceptance of the products we offer; and our ability to successfully compete in our marketplace. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors" of this document and in the Company's other filings with the Securities and Exchange Commission, including the Company's Annual Report for the year ended March 31, 2001 on Form 10-K.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of total revenue for the three and six months ended September 30, 2001 and 2000.



                                           Three months ended September         Six months ended September
                                                        30,                                30,
                                          --------------------------------     -----------------------------
                                              2001               2000             2001             2000
                                          --------------     -------------     ------------     ------------
Revenues:
  License                                       58.1%            75.9%            59.8%            74.4%
  Service                                       41.9             24.1             40.2             25.6
                                                ----             ----             ----             ----

    Total revenues                             100.0            100.0            100.0            100.0

Cost of revenues:
  License                                        4.8              2.3              9.2              1.9
  Service                                       16.1             12.4             15.6             12.7
  Amortization of intangibles                   42.8              6.0             27.7              5.9
                                                ----             ----             ----             ----

    Total cost of revenues                      63.7             20.7             52.5             20.5
                                                ----             ----             ----             ----

Gross profit                                    36.3             79.3             47.5             79.5

Operating expenses:
  Research and development                      36.7             26.0             36.8             26.0
  Sales and marketing                           73.2             54.7             72.4             55.2
  General and administrative                    20.3             23.4             20.3             22.7
  Non-cash stock based compensation              1.4              1.9              1.5              8.3
  Amortization of intangibles                  366.0             15.6            192.7             16.5
                                                ----             ----             ----             ----

    Total operating expenses                   497.6            121.6            323.7            128.7
                                                ----             ----             ----             ----

Loss from operation                           (461.3)           (42.3)          (276.2)           (49.2)

Interest and other income                        0.0              2.2              0.5              2.2
                                                ----             ----             ----             ----

Loss before income taxes                      (461.3)           (40.1)          (275.7)           (47.0)
Provision for income taxes                       0.2              0.0              0.4              0.0
                                                ----             ----             ----             ----

Net loss                                      (461.5)%          (40.1)%         (276.1)%          (47.0)%
                                              ======            =====           ======            =====

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

Revenues were $10.5 million and $8.4 million for the three month periods ended September 30, 2001 and 2000, respectively, representing an increase of $2.1 million or 25%. International revenues accounted for 28% of total revenue in the three months ended September 30, 2001 and less than 10% of total revenue in the three months ended September 30, 2000.

LICENSE - License revenues were $6.1 million and $6.4 million for the three month periods ended September 30, 2001 and 2000, respectively, representing a decrease of $292,000 or 5%. License revenues represented 58.1% and 75.9% of total revenues for the three months ended September 30, 2001 and 2000, respectively. The decrease in license revenues was a result of reduced sales due primarily to the continuing slowdown in the economy, particularly information technology (IT) spending.

SERVICE - Service revenues were $4.4 million and $2.0 million for the three month periods ended September 30, 2001 and 2000, respectively, representing an increase of $2.4 million or 117%. Service revenues represented 41.9% and 24.1% of total revenues for the three months ended September 30, 2001 and 2000, respectively. The increase in service revenues was due to an increase in the demand for the Company's training and consulting services from new and existing customers along with services related to products acquired through acquisition.

COST OF REVENUES

LICENSE - License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and royalties. License cost of revenues was $510,000 and $195,000 for the three month periods ended September 30, 2001 and 2000, respectively, representing an increase of $315,000 or 162%. License cost of revenues as a percentage of total revenue was 4.8% and 2.3% for the three months ended September 30, 2001 and 2000, respectively. The increases were due to royalty expenses relating to the acquired Caliber product line along with the lower margin on third party products (Mercury) that the Company now resells.

SERVICE - Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues was $1.7 million and $1.0 million for the three month periods ended September 30, 2001 and 2000, respectively, representing an increase of $647,000 or 62%. Service cost of revenues as a percentage of total revenue was 16.1% and 12.4% for the three months ended September 30, 2001 and 2000, respectively. The increases were due to the increases in the training and consulting organization along with costs related to the increase in personnel.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLES - Amortization of intangibles consists of the amortization of developed technology associated with the Premia, Genitor, worldweb.net and Technology Builders acquisitions. Amortization of intangibles was $1.8 million and $503,000 for the three months ended September 30, 2001 and 2000, respectively, representing and increase of $1.3 million. Amortization and write-down of intangibles as a percentage of total revenue was 42.8% and 6.0% for the three months ended September 30, 2001 and 2000, respectively. As discussed in previous quarters, the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the worldweb.net acquisition, caused the Company to evaluate the recoverability of the amounts recorded for developed technology acquired in the worldweb.net acquisition. The Company compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amounts recorded for developed technology were impaired. As a result, during the three months ended September 30, 2001, the Company wrote-down the value of developed technology by $2.7 million. The remaining amount at September 30, 2001, relating to developed technology acquired in the worldweb.net acquisition is $460,000. The Company will continue to assess the recoverability of such intangible assets.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses were $3.9 million and $2.2 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $1.7 million or 76%. The increase was primarily related to an increase in salaries and related expenses associated with an increase in software developers and quality assurance personnel as a result of our acquisitions.

SALES AND MARKETING - Sales and marketing expenses were $7.7 million and $4.6 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $3.1 million or 67%. The increase was primarily related to the increase in salaries and related expenses incurred in expanding our sales teams, through acquisitions and new hires, from twelve to twenty-four.

GENERAL AND ADMINISTRATIVE - General and administrative expenses were $2.1 million and $2.0 million for the three months ended September 30, 2001 and 2000, respectively, representing an increase of $157,000 or 8%. The increase was primarily due to an increase in salaries and related expenses incurred as a result of our acquisitions along with building our infrastructure.

NON-CASH STOCK BASED COMPENSATION - Non-cash stock based compensation was $148,000 and $162,000 for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $14,000. Non-cash stock based compensation expense represents the difference between the exercise price of stock options and warrants granted to non-employees and the deemed fair market value of the Company's common stock at the date of the grant amortized over the vesting period.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLES - Amortization of intangibles was $5.0 million and $1.3 million for the three months ended September 30, 2001 and 2000, respectively. This includes amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, and ObjectShare, worldweb.net and Technology Builders acquisitions.

Also as discussed in previous quarters, the continuing deterioration of the economy, the decrease in IT spending, the lack of demand for products obtained in the worldweb.net acquisition and the significant reduction in headcount has affected the recoverability of the amounts recorded for goodwill, assembled workforce and customer lists related to the acquisitions of ObjectShare, worldweb.net and Technology Builders. The Company compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition for ObjectShare, worldweb.net, and Technology Builders, and determined that the amounts recorded for goodwill and customer lists were impaired. The Company also compared the original headcount projections to current headcount related to employees for worldweb.net and Technology Builders and determined that the amounts recorded for assembled workforce was impaired. As a result, during the three months ended September 30, 2001, the Company wrote-down the value of goodwill related to worldweb.net by $23.4 million, and the goodwill related to ObjectShare by $7.7 million.

Additionally, during the quarter ended September 30, 2001, the Company substantially decreased the services offered related to the ObjectShare acquisition. The Company reduced the value of customer lists related to Technology Builders by $792,000. The Company also wrote-down the values recorded for assembled workforce related to worldweb.net and Technology Builders by $859,000 and $838,000, respectively, to reflect the substantial reduction in workforce. The remaining amounts at September 30, 2001, for goodwill related to worldweb.net is $3.0 million, for goodwill related to ObjectShare is zero, for customer lists related to Technology Builders is $1.0 million, for assembled workforce for worldweb.net is $180,000 and for assembled workforce for Technology Builders is $2.0 million. The Company will continue to assess the recoverability of such intangible assets.

INTEREST AND OTHER INCOME - Interest and other income was $9,000 and $186,000 for the three months ended September 30, 2001 and 2000, respectively, representing a decrease of $177,000. The decrease was due to lower interest income resulting from less cash being available to invest.

PROVISION FOR INCOME TAXES - Provision for income taxes was $30,000 for the three months ended September 30, 2001. This represents the minimum amount required for state taxes. The Company has not recorded any deferred taxes because of the losses incurred since its inception.

SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

Revenues were $22.6 million and $15.5 million for the six month periods ended September 30, 2001 and 2000, respectively, representing an increase of $7.1 million or 46%. International revenues accounted for 17% of total revenue for the six months ended September 30, 2001 and less than 10% of total revenue in the six months ended September 30, 2000.

LICENSE - License revenues were $13.5 million and $11.5 million for the six month periods ended September 30, 2001 and 2000, respectively, representing an increase of $2.0 million or 17%. License revenues represented 59.8% and 74.4% of total revenues for the six months ended September 30, 2001 and 2000, respectively. The increase in license revenues was due to an increase in the Company's sales force along with the new products available through the worldweb.net and Technology Builders, Inc. acquisition. The acquired products were eXpressroom, CaliberRM, CaliberRBT, and CaliberRM Pro.

SERVICE - Service revenues were $9.1 million and $4.0 million for the six month periods ended September 30, 2001 and 2000, respectively, representing an increase of $5.1 million or 129%. Service revenues represented 40.2% and 25.6% of total revenues for the six months ended September 30, 2001 and 2000, respectively. The increase in service revenues was due to an increase in the Company's training and consulting organization along with an increase in the number of software licenses sold with maintenance agreements.

COST OF REVENUES

LICENSE - License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and royalties. License cost of revenues was $2.1 million and $301,000 for the six month periods ended September 30, 2001 and 2000, respectively, representing an increase of $1.8 million or 593%. License cost of revenues as a percentage of total revenue was 9.2% and 1.9% for the six months ended September 30, 2001 and 2000, respectively. The increases were due to royalty expenses relating to the acquired Caliber product line along with the lower margin on the third party products (Mercury and Business Objects) that the Company now resells.

SERVICE - Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues were $3.5 million and $2.0 million for the six month periods ended September 30, 2001 and 2000, respectively, representing and increase of $1.5 million or 79%. Service cost of revenues as a percentage of total revenue was 15.6% and 12.7% for the six months ended September 30, 2001 and 2000, respectively. The increases were due to the increases in the training and consulting organization and the costs related to the increase in personnel.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLES - Amortization of intangibles consists of the amortization of developed technology associated with the Premia, Genitor, worldweb.net and Technology Builders acquisitions. Amortization of intangibles was $3.6 million and $908,000 for the six months ended September 30, 2001 and 2000, respectively, representing an increase of $2.7 million. Amortization and write-down of intangibles as a percentage of total revenue was 27.7% and 5.9% for the six months ended September 30, 2001 and 2000, respectively. As discussed in previous quarters, the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the worldweb.net acquisition, caused the Company to evaluate the recoverability of the amounts recorded for developed technology acquired in the worldweb.net acquisition. The Company compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amounts recorded for developed technology were impaired. As a result, during the three months ended September 30, 2001, the Company wrote-down the value of developed technology by $2.7 million. The remaining amount at September 30, 2001, relating to developed technology acquired in the worldweb.net acquisition is $460,000. The Company will continue to assess the recoverability of such intangible assets.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses were $8.3 million and $4.0 million for the six months ended September 30, 2001 and 2000, respectively, representing an increase of $4.3 million or 107%. The increase was primarily related to an increase in salaries and related expenses associated with an increase in software developers and quality assurance personnel as a result of our acquisitions.

SALES AND MARKETING - Sales and marketing expenses were $16.3 million and $8.5 million for the six months ended September 30, 2001 and 2000, respectively, representing an increase of $7.8 million or 91%. The increase was primarily related to the increase in salaries and related expenses incurred in expanding our sales teams, through acquisitions and new hires, from twelve to twenty-four.

GENERAL AND ADMINISTRATIVE - General and administrative expenses were $4.6 million and $3.5 million for the six months ended September 30, 2001 and 2000, respectively, representing an increase of $1.1 million or 30%. The increase was primarily due to an increase in salaries and related expenses incurred as a result of our acquisitions along with building our infrastructure.

NON-CASH STOCK BASED COMPENSATION - Non-cash stock based compensation was $338,000 and $1.3 million for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of $946,000. Non-cash stock based compensation expense represents the difference between the exercise price of stock options and warrants granted to non-employees and the deemed fair market value of the Company's common stock at the date of the grant amortized over the vesting period.

AMORTIZATION AND WRITE-DOWN OF INTANGIBLES - Amortization of intangibles was $10.0 million and $2.6 million for the six months ended September 30, 2001 and 2000, respectively. This includes amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, ObjectShare, worldweb.net and Technology Builders acquisitions.

Also as discussed in previous quarters, the continuing deterioration of the economy, the decrease in IT spending, the lack of demand for products obtained in the worldweb.net acquisition and the significant reduction in headcount has affected the recoverability of the amounts recorded for goodwill, assembled workforce and customer lists related to the acquisitions of ObjectShare, worldweb.net and Technology Builders. The Company compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition for ObjectShare, worldweb.net, and Technology Builders, and determined that the amounts recorded for goodwill and customer lists were impaired. The Company also compared the original headcount projections to current headcount related to employees for worldweb.net and Technology Builders and determined that the amounts recorded for assembled workforce was impaired. As a result, during the three months ended September 30, 2001, the Company wrote-down the value of goodwill related to worldweb.net by $23.4 million, and the goodwill related to ObjectShare by $7.7 million.

Additionally, during the quarter ended September 30, 2001, the Company substantially decreased the services offered related to the ObjectShare acquisition. The Company reduced the value of customer lists related to Technology Builders by $792,000. The Company also wrote-down the values recorded for assembled workforce related to worldweb.net and Technology Builders by $859,000 and $838,000, respectively, to reflect the substantial reduction in workforce. The remaining amounts at September 30, 2001, for goodwill related to worldweb.net is $3.0 million, for goodwill related to ObjectShare is zero, for customer lists related to Technology Builders is $1.0 million, for assembled workforce for worldweb.net is $180,000 and for assembled workforce for Technology Builders is $2.0 million. The Company will continue to assess the recoverability of such intangible assets.

INTEREST AND OTHER INCOME - Interest and other income was $106,000 and $344,000 for the six months ended September 30, 2001 and 2000, respectively, representing a decrease of $238,000. The decrease was due to lower interest income resulting from less cash being available to invest.

PROVISION FOR INCOME TAXES - Provision for income taxes was $87,000 and $1,000 for the six months ended September 30, 2001 and 2000. This represents the minimum amount required for state taxes. The Company has not recorded any deferred taxes because of the losses incurred since its inception.

INFLATION

Inflation has not had a significant effect on our results of operations of financial position for the three and six month periods ended September 30, 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our business, to date, primarily from the issuance of equity securities. Cash and cash equivalents as of September 30, 2001 were $2.9 million and $14.1 million as of March 31, 2001. At September 30, 2001 the Company had negative working capital of $9.7 million, compared to positive working capital of $1.4 million at March 31, 2001.

Net cash used in operating activities was $12.3 million and $2.5 million for the six months ended September 30, 2001 and 2000, respectively. The increase in cash used in operating activities was primarily due to an increase in net loss and a decrease in accounts payable partially offset by an increase in depreciation and amortization expense and decrease in accounts receivable.

Net cash used in investing activities was $716,000 and $1.1 million for the six months ended September 30, 2001 and 2000, respectively. The decrease was primarily due to a decrease in capital expenditures.

Net cash provided from financing activities was $2.0 million and $18.4 million for the six months ended September 30, 2001 and 2000, respectively. In September 2000, the Company raised $16.0 million, net, through a private placement of common stock. For the six months ended September 30, 2001, exercise of options provided $665,000.

On June 29, 2001, the Company entered into a Loan and Security Agreement with Silicon Valley Bank with a committed revolving line of up to $5.0 million at an interest rate equal to one-half percentage point above the Prime Rate but never lower than seven percent. The line of credit requires that the Company maintains the following financial covenants: on a monthly basis, a ratio of quick assets to current liabilities less deferred revenue of at least 1.00; and a loss, based on earnings before interest, taxes, depreciation and other non-cash amortization expenses (EBITDA) of no greater than $2.0 million for the fiscal quarter ending June 30, 2001, and of no greater than $500,000 for each fiscal quarter thereafter, provided that the Company shall attain positive EBITDA for the fiscal year ending March 31, 2002. As of September 30, 2001, the Company had drawn $1.5 million against the line of credit. On July 26, 2001, the Company received notice from Silicon Valley Bank that is was in default of the line of credit due to failure to maintain an EBITDA loss of no greater then $2.0 million for the fiscal quarter ended June 30, 2001. As a result of the default, the following changes in the terms of the line of credit went into effect: the interest rate will be increased to Prime Rate plus two percent per annum; a monthly collateral handling fee of $1,000 will be charged; and the borrowing amount will be capped at $1.5 million. As of September 30, 2001, the Company is still in default under provisions of the agreement and received a waiver from Silicon Valley Bank on November 19, 2001, for its existing default.

Management believes based upon projected operating needs that the Company's working capital is insufficient for the Company to maintain its current level of operating activities through March 31, 2002. The Company has also experienced recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the process of negotiating additional financing through the private placement of convertible debentures. The Company believes that proceeds from the sale of debt and equity securities during fiscal 2002, combined with future operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year ending March 31, 2002. While the Company has successfully raised equity capital in the past, there can be no assurance that the Company will be successful in their efforts to obtain additional financing in the future.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidate financial position or results of operations. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is currently evaluating the provisions of SFAS 142 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES WHICH RAISE GOING CONCERN CONSIDERATIONS

Since our inception, we have had a history of losses and as of September 30, 2001, we had an accumulated deficit of $137,214,000. Further, our cash requirements to run our business have been and will continue to be significant. In the past, we have had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

     o there is market acceptance of commercial services utilizing our products;
     o our competitors announce and develop competing products or significantly lower their prices; and
     o    our customers promote our product.

We may not be able to achieve our goals and become profitable.

Management believes based upon projected operating needs that the Company's working capital is insufficient for the Company to maintain its current level of operating activities through March 31, 2002. The Company has also experienced recurring losses from operations and has negative working capital at September 30, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company is currently in the process of negotiating additional financing through the private placement of convertible debentures. The Company believes that proceeds from the sale of debt and equity securities during fiscal 2002, combined with operating revenues, will be sufficient to allow the Company to conduct its operations during the fiscal year ending

March 31, 2002. While the Company has successfully raised equity capital in the past, there can be no assurance that the Company will be successful in their efforts to obtain additional financing in the future.

WE RELY HEAVILY ON SALES OF STARTEAM AND IF IT DOES NOT SUSTAIN OR INCREASE MARKET ACCEPTANCE, WE ARE LIKELY TO EXPERIENCE LARGER LOSSES

For the three months ended September 30, 2001, we generated 41% of our total revenues and 49% of our licensing revenues from licenses of our StarTeam product line. We believe that revenues generated from StarTeam will continue to account for a large percentage of our revenues for the foreseeable future. A decline in the price of, or demand for, StarTeam would have a material adverse effect on our business, operating results and financial condition. The following events may reduce the demand for StarTeam:

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

Our failure to successfully address the risks associated with our acquisition of Technology Builders could hurt our ability to develop and market products based on Technology Builder's technology. Additionally, during second quarter of fiscal 2002, we had an impairment write-down of intangible assets related to prior acquisitions. Future impairment write-downs may be necessary.

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

WE MAY BE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS

To meet our current working capital and capital expenditure requirements, we need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. We have also experienced defaults on our line of credit agreement in the past but have received waivers related to such defaults. If we continue to experience such defaults, we may not continue to receive waivers related to the defaults, which would cause the amounts due on the line of credit to become immediately repayable. Such immediate repayment could severely impact our cash flow requirements. If we cannot raise necessary funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could have a material adverse effect on our business, operating results and financial condition.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at September 30, 2001.

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

We currently have a line of credit with a balance at September 30, 2001, of $1.5 million bearing an interest rate of prime rate plus two percent which we are currently in default but have received a waiver for that default. Because of our operating performance, we may not be able to renew the line of credit under its current terms and conditions. We have cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

                                     PART II

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K


(a)        Exhibits

   Exhibit                                                        Ref./
   Number        Description Of Document                          Page
   ---------     ---------------------------                     ------

                 None



(b)        Reports on Form 8-K

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STARBASE CORPORATION
                                             (Registrant)



November 19, 2001                            /s/  Douglas S. Norman
-----------------                            ----------------------
Date                                         Douglas S. Norman
                                             Chief Financial Officer