Form 10-Q
period 2001-12-31
STARBASE CORP
filed 2002-02-14
CIK 911577

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

                For the quarterly period ended December 31, 2001

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

Yes  [X]       No  [ ]


Number of shares outstanding as of December 31, 2001: Common Stock:   75,160,281
                                                      Preferred Stock:         0


================================================================================

                              STARBASE CORPORATION

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Consolidated Balance Sheets at December 31, 2001 (Unaudited) and March 31, 2001      3

           Consolidated Statements of Operations (Unaudited) for the three and nine month
           periods ended December 31, 2001 and 2000                                             4

           Consolidated Statements of Comprehensive Operations (Unaudited) for the three
           and nine month periods ended December 31, 2001 and 2000                              5

           Consolidated Statements of Cash Flows (Unaudited) for the three and nine month
           periods ended December 31, 2001 and 2000                                             6

           Notes to Consolidated Financial Statements (Unaudited)                               7

   ITEM 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                           14

   ITEM 3. Quantitative and Qualitative Disclosures about Market Risk                          26

PART II.   OTHER INFORMATION

   ITEM 6. Exhibits and Reports on Form 8-K                                                    27

Signatures                                                                                     28

                                  PART I ITEM 1
                              FINANCIAL STATEMENTS

                              STARBASE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                      December 31,    March 31,
                                                                          2001           2001
                                                                      ------------    ---------
                                                                      (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                            $   2,955      $  14,075
  Restricted cash                                                             62            257
  Marketable securities                                                        7              3
  Accounts receivable, net of allowances of $2,180 at
    December 31, 2001 and $2,166 at March 31, 2001                         9,530         16,148
  Notes and other receivables, net of allowances of
    $760 at March 31, 2001                                                   162            200
  Prepaid expenses and other assets                                          999          1,183
                                                                       ---------      ---------
    Total current assets                                                  13,715         31,866

Property and equipment, net                                                6,748          7,953
Intangible assets, net                                                    53,641        107,628
Note receivable from officer                                                 108            104
Other non-current assets                                                     906          1,487
                                                                       ---------      ---------
Total assets                                                           $  75,118      $ 149,038
                                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                     $   5,492      $  11,104
  Accrued compensation                                                     3,101          3,381
  Other accrued liabilities                                                4,467          6,706
  Deferred revenue                                                         7,806          8,950
  Current portion of long-term obligations                                   295            344
                                                                       ---------      ---------
    Total current liabilities                                             21,161         30,485

Long-term liabilities:
  Long-term obligations, less current portion                                 62            238
  Convertible debentures                                                   2,400             --
  Long-term deferred revenue                                                  --            121
                                                                       ---------      ---------
    Total long-term liabilities                                            2,462            359
                                                                       ---------      ---------
    Total liabilities                                                     23,623         30,844

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued and outstanding at
    December 31, 2001 and March 31, 2001                                      --             --
  Common stock, $.01 par value; 150,000,000 authorized; 75,160,281 and 69,386,443 shares issued and outstanding at December 31,
    2001 and March 31, 2001                                                  752            694
  Additional paid-in capital                                             199,023        193,321
  Notes receivable                                                           (36)          (219)
  Deferred non-cash compensation                                            (463)          (662)
  Accumulated deficit                                                   (147,665)       (74,857)
  Accumulated other comprehensive loss                                      (116)           (83)
                                                                       ---------      ---------
    Net stockholders' equity                                              51,495        118,194
                                                                       ---------      ---------
Total liabilities and stockholders' equity                             $  75,118      $ 149,038
                                                                       =========      =========


               The accompanying notes are an integral part of the
                        consolidated financial statements

                              STARBASE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                      Three months ended      Nine months ended
                                                                          December 31,           December 31,
                                                                     --------------------    --------------------
                                                                       2001        2000        2001        2000
                                                                     --------    --------    --------    --------
                                                                          (Unaudited)             (Unaudited)
Revenues:
  License                                                            $  6,477    $  7,124    $ 19,983    $ 18,650
  Service                                                               4,411       2,416      13,487       6,376
                                                                     --------    --------    --------    --------
    Total revenues                                                     10,888       9,540      33,470      25,026

Cost of Revenues:
  License                                                               1,657         279       3,744         579
  Service                                                               1,324       1,067       4,841       3,037
  Amortization and write-down of intangibles                            1,290         503       7,553       1,412
                                                                     --------    --------    --------    --------
    Total cost of revenues                                              4,271       1,849      16,138       5,028
                                                                     --------    --------    --------    --------
Gross margin                                                            6,617       7,691      17,332      19,998

Operating Expenses:
  Research and development                                              3,451       2,400      11,767       6,419
  Sales and marketing                                                   5,948       5,440      22,294      13,983
  General and administrative                                            1,829       1,689       6,413       5,210
  Non-cash equity based compensation                                      841         101       1,179       1,385
  Amortization and write-down of intangibles                            3,320       1,316      46,828       3,872
                                                                     --------    --------    --------    --------
    Total operating expenses                                           15,389      10,946      88,481      30,869
                                                                     --------    --------    --------    --------
  Operating loss                                                       (8,772)     (3,255)    (71,149)    (10,871)
  Interest and other income (expense)                                  (1,670)        372      (1,564)        715
                                                                     --------    --------    --------    --------
Loss before income taxes                                              (10,442)     (2,883)    (72,713)    (10,156)
  Provision for income taxes                                                8          21          95          22
                                                                     --------    --------    --------    --------
Net loss                                                             $(10,450)   $ (2,904)   $(72,808)   $(10,178)
                                                                     ========    ========    ========    ========
Per share data:
  Basic and diluted net loss per common share                        $  (0.15)   $  (0.06)   $  (1.06)   $  (0.22)
                                                                     ========    ========    ========    ========

  Basic and diluted weighted average common shares outstanding         69,534      48,913      68,663      46,500
                                                                     ========    ========    ========    ========


               The accompanying notes are an integral part of the
                        consolidated financial statements

                              STARBASE CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (in thousands)



                                                             Three months ended      Nine months ended
                                                                 December 31,           December 31,
                                                            --------------------    --------------------
                                                              2001        2000        2001        2000
                                                            --------    --------    --------    --------
                                                                 (Unaudited)            (Unaudited)
Net loss                                                    $(10,450)   $ (2,904)   $(72,808)   $(10,178)
Other comprehensive loss:
  Foreign currency translation adjustments                         1          --         (34)         --
  Unrealized gain (loss) on available for sale securities          3          (8)          3         (10)
                                                            --------    --------    --------    --------
Total comprehensive loss                                    $(10,446)   $ (2,912)   $(72,839)   $(10,188)
                                                            ========    ========    ========    ========



               The accompanying notes are an integral part of the
                        consolidated financial statements

                              STARBASE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                       Nine months ended
                                                                                          December 31,
                                                                                     ----------------------
                                                                                       2001          2000
                                                                                     --------      --------
                                                                                          (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                                           $(72,808)     $(10,178)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      20,402         5,837
    Write-down of intangibles                                                          36,300            --
    Provision for doubtful accounts                                                       753           365
    Non-cash equity based compensation                                                    (69)        1,385
    Non-cash equity based compensation related to warrant issuances                     1,248            --
    Non-cash interest expense                                                           1,647            --
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                               5,865          (957)
      Notes and other receivables                                                          38        (1,017)
      Prepaid expenses and other assets                                                   438          (244)
      Other non-current assets                                                             63             2
      Accounts payable and accrued liabilities                                         (6,930)          280
      Deferred revenue                                                                 (1,265)          479
                                                                                     --------      --------
Net cash used in operations                                                           (14,318)       (4,048)

Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired                                         --            30
  Decrease in restricted cash                                                           1,164            39
  Capital expenditures                                                                 (1,040)       (2,313)
                                                                                     --------      --------
Net cash provided by (used in) investing activities                                       124        (2,244)

Cash Flows from Financing Activities:
  Payment of line of credit                                                            (1,500)           --
  Proceeds from issuance of common stock:
    From private placements                                                                --        17,500
    Exercise of options                                                                   700           773
    Exercise of warrants                                                                   --         1,961
  Proceeds from sale of convertible debentures                                          3,000            --
  Proceeds from debt financing                                                          1,500            --
  Payment of financing related costs                                                     (190)       (1,542)
  Payments on capitalized lease obligations                                              (400)         (254)
                                                                                     --------      --------
Net cash provided by financing activities                                               3,110        18,438
Effect of exchange rate changes on cash and cash equivalents                              (36)           --
                                                                                     --------      --------
Net increase (decrease) in cash and cash equivalents                                  (11,120)       12,146
Cash and cash equivalents, beginning of period                                         14,075        11,448
                                                                                     --------      --------
Cash and cash equivalents, end of period                                             $  2,955      $ 23,594
                                                                                     ========      ========
Supplemental Cash Flow Information:
  Interest paid                                                                      $     58      $     30
                                                                                     ========      ========
  Income taxes paid                                                                  $     99      $     22
                                                                                     ========      ========
Non-cash investing and financing transactions:
  Capitalized lease and insurance financing                                          $    254      $    171
                                                                                     ========      ========
  Common stock issued in satisfaction of liabilities                                 $  1,767      $     --
                                                                                     ========      ========
  Convertible debentures and interest converted to common stock                      $    754      $     --
                                                                                     ========      ========
  Convertible debentures issued for financing related costs                          $    150      $     --
                                                                                     ========      ========
  Change in unrealized gain (loss) on securities available for sale                  $      3      $    (10)
                                                                                     ========      ========


               The accompanying notes are an integral part of the
                        consolidated financial statements

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The unaudited interim consolidated financial statements as of December 31, 2001 and for the three and nine months ended December 31, 2001, and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented. The interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Starbase Corporation report to the Securities and Exchange Commission on Form 10-K, for the year ended March 31, 2001.

During the quarter ended September 30, 2001, the Company's operating losses, negative cash flows and negative working capital raised issues as to the Company's ability to continue as a going concern for a reasonable amount of time. Subsequently, we raised $3.0 million through the issuance of convertible debentures in November and December 2001 and reduced our headcount by 11% in October 2001 and 12% in January 2002. On January 2, 2002, we announced the appointment of James Harrer as our President and Chief Operating Officer. Management believes that these actions together with anticipated revenues from the sale of the Company's products will enable the Company to continue as a going concern for at least the next twelve months. However, if the Company is unable to achieve its forecasted operating results, additional financing may be needed. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms or at all.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of related products, if the requirements of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectibility, or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such elements are known or resolved. Software maintenance revenue is deferred and recognized ratably over the contractual maintenance period, generally one year. Maintenance contracts greater than one year are recorded as long-term deferred revenue. Revenue from training and consulting is recognized when the related services have been performed.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred, and has determined, based on its most recent assessment, that there was an impairment during the quarter ended September 30, 2001 as discussed in Note 9 but no further impairment during the quarter ended December 31, 2001.

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Potentially dilutive securities, which consist of options to purchase 8,914,054 shares of common stock at prices ranging from $0.47 to $14.63 per share, warrants to purchase 3,670,862 shares of common stock at prices ranging from $0.65 to $6.81 per share and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and nine month periods ended December 31, 2001. Potentially dilutive securities, which consist of options to purchase 4,816,172 shares of common stock at prices ranging from $0.63 to $13.07 per share, warrants to purchase 906,246 shares of common stock at prices raging from $0.73 to $6.81 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and nine month periods ended December 31, 2000.

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

      (In thousands)                                    December 31,    March 31,
                                                            2001          2001
                                                        ------------    ---------
                                                         (Unaudited)
      Property and equipment:

      Computer hardware                                  $   2,795      $   2,498
      Furniture and fixtures                                 2,107          2,000
      Computer software                                      3,774          3,394
      Motor vehicle                                             32             32
      Leasehold improvements                                 1,770          1,735
                                                         ---------      ---------
                                                            10,478          9,659
      Less accumulated depreciation and amortization        (3,730)        (1,706)
                                                         ---------      ---------
                                                         $   6,748      $   7,953
                                                         =========      =========

      Intangible assets:

      Patents and trademarks                             $      20      $      20
      Manufacturing license                                    385            470
      Developed technology                                  19,489         22,233
      Customer lists                                         1,969          2,761
      Assembled workforce                                    3,171          4,868
      Goodwill                                              55,838         86,904
                                                         ---------      ---------
                                                            80,872        117,256
      Less accumulated amortization                        (27,231)        (9,628)
                                                         ---------      ---------
                                                         $  53,641      $ 107,628
                                                         =========      =========


4.  EQUITY TRANSACTIONS

During the three months ended December 31, 2001, the Company issued 3,341,914 shares of its common stock to satisfy $1,794,752 of outstanding liabilities consisting of $1,188,950 of account payable, $526,535 of other current liabilities and $79,267 of short-term debt. Such settlement was based on the fair market value of the Company's common stock at the date of exchange. Therefore, no gain or loss was realized.

WARRANTS

Warrant activity for the nine month period ended December 31, 2001 is as follows:

                                                             Warrant Price
                                                 Shares        Per Share
                                               ---------     -------------
      Outstanding at March 31, 2001              893,085     $0.73 - $6.81
      Issued (Note 7)                          2,777,777         $0.65
                                               ---------
      Outstanding at December 31, 2001         3,670,862     $0.65 - $6.81
                                               =========

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  STOCK OPTION PLAN

The Company's stock option plans, the 1996 Plan and the 2001 Plan, provide for the grant of non-qualified and incentive stock options to directors, officers and employees of the Company. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. The weighted-average remaining contractual life of options outstanding at December 31, 2001 was 8.4 years. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 1,380,132 were outstanding at December 31, 2001. A total of 3,400,000 shares of common stock have been authorized under the 2001 Plan, of which 2,285,000 were outstanding at December 31, 2001. In addition, the Company has granted non-qualified stock options, of which 20,640,380 were outstanding at December 31, 2001. As a result of the acquisition of Premia Corporation, the Company assumed all of the outstanding options granted under the Premia ISO stock option plan, of which 161,350 were outstanding at December 31, 2001. As a result of the acquisition of Technology Builders, Inc., the Company assumed all of the outstanding options granted under the Technology Builders, Inc. Amended and Restated Stock Option and Incentive Stock Option Plan, of which 836,886 were outstanding at December 31, 2001.

Stock option activity for the nine month period ended December 31, 2001 is as follows:

                                                                           Weighted-
                                                                       Average Exercise
                                                         Shares             Price
                                                       ----------      ----------------
Outstanding at March 31, 2001                          21,734,769          $ 3.94
Granted                                                 9,606,500          $ 0.69
Lapsed or canceled                                     (5,518,384)         $ 4.39
Exercised                                                (519,137)         $ 1.00
                                                       ----------
Outstanding at December 31, 2001                       25,303,748          $ 2.67
                                                       ==========
Exercisable at December 31, 2001                        8,914,054          $ 3.17
                                                       ==========

Stock option summary information at December 31, 2001 is as follows:

                             Options Outstanding                       Options Exercisable
                 ------------------------------------------         ------------------------
                                Weighted-
                                 Average          Weighted-                        Weighted-
                                Remaining          Average                          Average
Range of                       Contractual        Exercise                         Exercise
Exercise Prices    Shares         Life              Price             Shares         Price
---------------  ---------     -----------        ---------         ---------      ---------
$0.00 - $0.50    1,130,000      7.7 years           $0.49              96,000         $0.47
$0.51 - $1.00    9,882,663      9.3 years           $0.64           1,774,980         $0.68
$1.01 - $1.50    3,310,805      6.9 years           $1.32           2,252,794         $1.31
$1.51 - $2.00    1,611,122      6.6 years           $1.70           1,211,246         $1.66
$2.01 - $2.50      896,228      7.8 years           $2.12             430,152         $2.08
$2.51 - $3.00      819,177      8.6 years           $2.62             552,598         $2.58
$3.01 - $3.50    1,906,577      9.1 years           $3.35              23,542         $3.09
$3.51 - $4.00    1,929,800      8.6 years           $3.80             929,636         $3.82
$4.01 - $4.50      340,000      8.4 years           $4.14              91,767         $4.13
$4.51 - $16.13   3,477,376      7.8 years           $9.91           1,551,339        $10.11
                ----------                                          ---------
                25,303,748                                          8,914,054
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

Operating segment data for the three and nine months ended December 31, 2001 and 2000 was as follows:

                                                 Software
                                                 licenses    Services     Total
                                                 --------    --------    -------
(In thousands)

Three months ended December 31, 2001:
    Revenues                                     $ 6,477     $ 4,411     $10,888
    Cost of revenues                               2,947       1,324       4,271
                                                 -------     -------     -------
        Gross margin                             $ 3,530     $ 3,087     $ 6,617
                                                 =======     =======     =======

Three months ended December 31, 2000:
    Revenues                                     $ 7,124     $ 2,416     $ 9,540
    Cost of revenues                                 782       1,067       1,849
                                                 -------     -------     -------
        Gross margin                             $ 6,342     $ 1,349     $ 7,691
                                                 =======     =======     =======

                                                 Software
                                                 licenses    Services     Total
                                                 --------    --------    -------
(In thousands)

Nine months ended December 31, 2001:
    Revenues                                     $19,983     $13,487     $33,470
    Cost of revenues                              11,297       4,841      16,138
                                                 -------     -------     -------
        Gross margin                             $ 8,686     $ 8,646     $17,332
                                                 =======     =======     =======

Nine months ended December 31, 2000:
    Revenues                                     $18,650     $ 6,376     $25,026
    Cost of revenues                               1,991       3,037       5,028
                                                 -------     -------     -------
        Gross margin                             $16,659     $ 3,339     $19,998
                                                 =======     =======     =======

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  CONVERTIBLE DEBENTURES

During November 2001, the Company entered into agreements to complete a two-tranche private placement of convertible debentures for $3,000,000. The first tranche closed on November 21, 2001 and the second tranche closed on December 18, 2001. The convertible debentures are due three years from the date of issuance and carry an interest rate of 7%. The convertible debentures are immediately convertible into the Company's common stock at a conversion rate equal to the lesser of $0.594 or 80% of the average of the five lowest closing bid prices of the common stock as traded on the Nasdaq National Market System for the ten trading days ending on the trading day immediately before the day the notice of conversion is submitted. Such conversion feature represents a beneficial conversion as such conversion amounts are less than the fair market value of the Company's common stock at the date of issuance. The intrinsic value of the beneficial conversion feature was $1,584,734 based on the relative beneficial conversion amounts and was immediately expensed as interest expense. Also in connection with the issuance of the convertible debentures, the Company paid $190,000 in cash and issued an additional $150,000 of convertible debentures which included 578,703 warrants to purchase additional shares of common stock valued at $127,661 and are exercisable through December 17, 2006, for placement agent fees. These fees are recorded in other non-current assets and will be amortized over the term of the debentures. The Company also issued warrants to purchase 2,199,074 shares of common stock which are exercisable at $0.65 per share and expire on November 20, 2006. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $1,287,605 and was recorded as non-cash equity compensation during the three months ended December 31, 2001. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.97% interest rate; five years expected life; and volatility of 110%.

During the three months ended December 31, 2001, holders of the convertible debentures converted $750,000 of convertible debentures and $3,753 of accrued interest into 1,907,064 and 5,723 shares of common stock, respectively. As of December 31, 2001, the outstanding balance of the convertible debentures was $2,400,000.


8.  LINE OF CREDIT

On June 29, 2001, the Company entered into a Loan and Security Agreement with Silicon Valley Bank with a committed revolving line of up to $5.0 million at an interest rate equal to one-half percentage point above the Prime Rate but never lower than seven percent. The line of credit requires that the Company maintains the following financial covenants: on a monthly basis, a ratio of quick assets to current liabilities less deferred revenue of at least 1.00; and a loss, based on earnings before interest, taxes, depreciation and other non-cash amortization expenses (EBITDA) of no greater than $2.0 million for the fiscal quarter ended June 30, 2001, and of no greater than $500,000 for each fiscal quarter thereafter, provided that the Company shall attain positive EBITDA for the fiscal year ending March 31, 2002. During the three months ended December 31, 2001, the Company paid off and terminated the line of credit agreement.


9.  INTANGIBLE ASSETS

As discussed in the Company's Form 10-Q for the quarterly period ended September 30, 2001, the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the worldweb.net acquisition, caused the Company to evaluate the recoverability of the amounts recorded for developed technology and related goodwill acquired in the worldweb.net acquisition. The Company compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amounts recorded for developed technology were impaired. As a result, during the three months ended September 30, 2001, the Company wrote-down to fair value using discounted current cash flow forecasts, the value of developed technology by $2.7 million. The remaining amount at December 31, 2001, relating to developed technology acquired in the worldweb.net acquisition is $460,000. The Company will continue to assess the recoverability of such intangible assets and it is possible that future impairments will occur.

                              STARBASE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



As discussed in the Company's Form 10-Q for the quarterly period ended September 30, 2001, the decrease in IT spending, the lack of demand for products obtained in the worldweb.net acquisition and the significant reduction in headcount has affected the recoverability of the amounts recorded for goodwill, assembled workforce and customer lists related to the acquisitions of ObjectShare, worldweb.net and Technology Builders. The Company compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition for ObjectShare, worldweb.net, and Technology Builders, and determined that the amounts recorded for goodwill and customer lists were impaired. The Company also compared the original headcount projections to current headcount related to employees for worldweb.net and Technology Builders and determined that the amounts recorded for assembled workforce was impaired. As a result, during the three months ended September 30, 2001, the Company wrote-down to fair value using discounted current cash flow forecasts, the value of goodwill related to worldweb.net by $23.4 million, and the goodwill related to ObjectShare by $7.7 million.

Additionally, during the quarter ended September 30, 2001, the Company substantially decreased the services offered related to the ObjectShare acquisition. The Company reduced the value of customer lists related to Technology Builders by $792,000. The Company also wrote-down to fair value the amounts recorded for assembled workforce related to worldweb.net and Technology Builders by $838,000 and $859,000, respectively, to reflect the substantial reduction in workforce. The remaining amounts at December 31, 2001, for goodwill related to worldweb.net is $3.0 million, for goodwill related to ObjectShare is zero, for customer lists related to Technology Builders is $1.0 million, for assembled workforce for worldweb.net is $180,000 and for assembled workforce for Technology Builders is $2.0 million. The Company will continue to assess the recoverability of such intangible assets and it is possible that future impairments will occur.


10. NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Such adoption had no impact on the Company's consolidated financial position or results of operations though December 31, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is currently evaluating the provisions of SFAS 142 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal year beginning after December 15, 2001. The Company is currently evaluating the provision of SFAS 144 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.


11. SUBSEQUENT EVENTS

In January 2002, the Company reached a settlement for an early termination of a lease for office space. The lease had a remaining obligation of $9.8 million over the next eight years. In consideration for the early termination the Company agreed to forfeit the deposit of $1.1 million of restricted cash and to leave excess office furniture.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of total revenue for the three and nine months ended December 31, 2001 and 2000.

                                                 Three months ended    Nine months ended
                                                     December 31,         December 31,
                                                -------------------- ---------------------
                                                   2001       2000      2001        2000
                                                ---------  --------- ----------  ---------
Revenues:
  License                                          59.5%      74.7%      59.7%      74.5%
  Service                                          40.5       25.3       40.3       25.5
                                                ---------  --------- ----------  ---------
    Total revenues                                100.0      100.0      100.0      100.0

Cost of revenues:
  License                                          15.2        2.9       11.2        2.3
  Service                                          12.2       11.2       14.4       12.1
  Amortization and write-down of intangibles       11.8        5.3       22.6        5.7
                                                ---------  --------- ----------  ---------
    Total cost of revenues                         39.2       19.4       48.2       20.1
                                                ---------  --------- ----------  ---------
Gross profit                                       60.8       80.6       51.8       79.9

Operating expenses:
  Research and development                         31.7       25.2       35.2       25.6
  Sales and marketing                              54.7       57.0       66.6       55.9
  General and administrative                       16.8       17.7       19.2       20.8
  Non-cash equity based compensation                7.7        1.0        3.5        5.5
  Amortization and write-down of intangibles       30.5       13.8      139.9       15.5
                                                ---------  --------- ----------  ---------
    Total operating expenses                      141.4      114.7      264.4      123.3
                                                ---------  --------- ----------  ---------
Loss from operations                              (80.6)     (34.1)    (212.6)     (43.4)

Interest and other income (expense)               (15.3)       3.9       (4.6)       2.8
                                                ---------  --------- ----------  ---------
Loss before income taxes                          (95.9)     (30.2)    (217.2)     (40.6)
Provision for income taxes                          0.1        0.2        0.3        0.1
                                                ---------  --------- ----------  ---------
Net loss                                          (96.0)%    (30.4)%   (217.5)%    (40.7)%
                                                =========  ========= ==========  =========

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

Revenues were $10.9 million and $9.5 million for the three month periods ended December 31, 2001 and 2000, respectively, representing an increase of $1.3 million or 14%. International revenues accounted for less than 10% of total revenue in the three months ended December 31, 2001 and 2000.

License -- License revenues were $6.4 million and $7.1 million for the three month periods ended December 31, 2001 and 2000, respectively, representing a decrease of $647,000 or 9%. License revenues represented 59.5% and 74.7% of total revenues for the three months ended December 31, 2001 and 2000, respectively. The decrease in license revenues was a result of reduced sales due primarily to the continuing slowdown in the economy, particularly information technology (IT) spending.

Service -- Service revenues were $4.4 million and $2.4 million for the three month periods ended December 31, 2001 and 2000, respectively, representing an increase of $2.0 million or 83%. Service revenues represented 40.5% and 25.3% of total revenues for the three months ended December 31, 2001 and 2000, respectively. The increase in service revenues was due to an increase in the demand for the Company's training and consulting services from new and existing customers along with services and maintenance related to products acquired through acquisition.


COST OF REVENUES

License -- License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and royalties. License cost of revenues was $1.7 million and $279,000 for the three month periods ended December 31, 2001 and 2000, respectively, representing an increase of $1.4 million or 494%. License cost of revenues as a percentage of total revenue was 15.2% and 2.9% for the three months ended December 31, 2001 and 2000, respectively. The increases were due to royalty expenses relating to the acquired Caliber product line along with the lower margin on third party products (Mercury) that the Company now resells.

Service -- Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues was $1.3 million and $1.1 million for the three month periods ended December 31, 2001 and 2000, respectively, representing an increase of $257,000 or 24%. Service cost of revenues as a percentage of total revenue was 12.2% and 11.2% for the three months ended December 31, 2001 and 2000, respectively. The increases were due to the increases in the training and consulting organization along with costs related to the increase in personnel.

Amortization and write-down of intangibles -- Amortization of intangibles consists of the amortization of developed technology associated with the Premia, Genitor, worldweb.net and Technology Builders acquisitions. Amortization of intangibles was $1.3 million and $503,000 for the three months ended December 31, 2001 and 2000, respectively, representing and increase of $787,000. Amortization and write-down of intangibles as a percentage of total revenue was 11.8% and 5.3% for the three months ended December 31, 2001 and 2000, respectively.


OPERATING EXPENSES

Research and development expenses - Research and development expenses were $3.5 million and $2.4 million for the three months ended December 31, 2001 and 2000, respectively, representing an increase of $1.1 million or 44%. The increase was primarily related to an increase in salaries and related expenses associated with an increase in software developers and quality assurance personnel as a result of our acquisitions. Current research and development projects include enhancements and upgrades of the Starteam, Codewright, Caliber and eXpressroom product lines along with improvements in the integration among these products.

Sales and marketing -- Sales and marketing expenses were $5.9 million and $5.4 million for the three months ended December 31, 2001 and 2000, respectively, representing an increase of $508,000 or 9%. The increase was primarily related to the increase in salaries and related expenses incurred in expanding our sales teams, through acquisitions and new hires, from twelve to eighteen.

General and administrative - General and administrative expenses were $1.8 million and $1.7 million for the three months ended December 31, 2001 and 2000, respectively, representing an increase of $140,000 or 8%. The increase was primarily due to an increase in salaries and related expenses incurred as a result of our acquisitions.

Non-cash equity based compensation -- Non-cash equity based compensation was $841,000 and $101,000 for the three months ended December 31, 2001 and 2000, respectively, representing an increase of $740,000. Non-cash equity based compensation expense represents the fair value of stock options and warrants granted to non-employees at the date of the grant amortized over the vesting period. During the three months ended December 31, 2001 non-cash equity based compensation of $1.3 million related to the warrants issued with the convertible debentures was offset by $(445,000) for recovery of previously expensed non-cash equity based compensation related to cancelled stock options for non-employees.

Amortization and write-down of intangibles -- Amortization and write-down of intangibles was $3.3 million and $1.3 million for the three months ended December 31, 2001 and 2000, respectively. This includes amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, ObjectShare, worldweb.net and Technology Builders acquisitions. The Company will continue to evaluate the recoverability of such intangible assets.

Interest and other income (expense) -- Interest and other income (expense) was $(1.7 million) and $372,000 for the three months ended December 31, 2001 and 2000, respectively, representing a decrease of $2.0 million. The decrease was due to a non-cash interest expense of $1.5 million related to the value of the beneficial conversion feature of the convertible debentures issued during the quarter ended December 31, 2001.

Provision for income taxes -- Provision for income taxes was $8,000 and $21,000 for the three months ended December 31, 2001 and 2000. This represents the minimum amount required for state taxes. The Company has not recorded any deferred taxes because of the losses incurred since its inception.


NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

Revenues were $33.5 million and $25.0 million for the nine month periods ended December 31, 2001 and 2000, respectively, representing an increase of $8.4 million or 34%. International revenues accounted for 17% of total revenue for the nine months ended December 31, 2001 and less than 10% of total revenue in the nine months ended December 31, 2000.

License -- License revenues were $20.0 million and $18.7 million for the nine month periods ended December 31, 2001 and 2000, respectively, representing an increase of $1.3 million or 7%. License revenues represented 59.7% and 74.5% of total revenues for the nine months ended December 31, 2001 and 2000, respectively. The increase in license revenues was due to an increase in the Company's sales force along with the new products available through the worldweb.net and Technology Builders, Inc. acquisition. The acquired products were eXpressroom, CaliberRM, CaliberRBT, and CaliberRM Pro.

Service -- Service revenues were $13.5 million and $6.4 million for the nine month periods ended December 31, 2001 and 2000, respectively, representing an increase of $7.1 million or 112%. Service revenues represented 40.3% and 25.5% of total revenues for the nine months ended December 31, 2001 and 2000, respectively. The increase in service revenues was due to an increase in the demand for the Company's training and consulting services from new and existing customers along with services and maintenance related to products acquired through acquisition.


COST OF REVENUES

License -- License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and royalties. License cost of revenues was $3.7 million and $579,000 for the nine month periods ended December 31, 2001 and 2000, respectively, representing an increase of $3.2 million or 547%. License cost of revenues as a percentage of total revenue was 11.2% and 2.3% for the nine months ended December 31, 2001 and 2000, respectively. The increases were due to royalty expenses relating to the acquired Caliber product line along with the lower margin on the third party products (Mercury and Business Objects) that the Company now resells.

Service -- Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues were $4.8 million and $3.0 million for the nine month periods ended December 31, 2001 and 2000, respectively, representing and increase of $1.8 million or 59%. Service cost of revenues as a percentage of total revenue was 14.4% and 12.1% for the nine months ended December 31, 2001 and 2000, respectively. The increases were due to the increases in the training and consulting organization and the costs related to the increase in personnel.

Amortization and write-down of intangibles -- Amortization and write-down of intangibles consists of the amortization of developed technology associated with the Premia, Genitor, worldweb.net and Technology Builders acquisitions. Amortization of intangibles was $7.6 million and $1.4 million for the nine months ended December 31, 2001 and 2000, respectively, representing an increase of $6.1 million. Amortization and write-down of intangibles as a percentage of total revenue was 22.6% and 5.7% for the nine months ended December 31, 2001 and 2000, respectively. As discussed in the Company's Form 10-Q for the quarterly period ended September 30, 2001, the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the worldweb.net acquisition, caused the Company to evaluate the recoverability of the amounts recorded for developed technology acquired in the worldweb.net acquisition. The Company compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amounts recorded for developed technology were impaired. As a result, during the nine months ended December 31, 2001, the Company wrote-down to fair value using discounted current cash flow forecasts the value of developed technology by $2.7 million. The remaining amount at December 31, 2001, relating to developed technology acquired in the worldweb.net acquisition is $460,000. The Company will continue to assess the recoverability of such intangible assets and it is possible that future impairments may occur.


OPERATING EXPENSES

Research and development expenses - Research and development expenses were $11.8 million and $6.4 million for the nine months ended December 31, 2001 and 2000, respectively, representing an increase of $5.3 million or 83%. The increase was primarily related to an increase in salaries and related expenses associated with an increase in software developers and quality assurance personnel as a result of our acquisitions. Current research and development projects include enhancements and upgrades of the Starteam, Codewright, Caliber and eXpressroom product lines along with improvements in the integration among these products.

Sales and marketing -- Sales and marketing expenses were $22.3 million and $14.0 million for the nine months ended December 31, 2001 and 2000, respectively, representing an increase of $8.3 million or 59%. The increase was primarily related to the increase in salaries and related expenses incurred in expanding our sales teams, through acquisitions and new hires, from twelve to eighteen.

General and administrative - General and administrative expenses were $6.4 million and $5.2 million for the nine months ended December 31, 2001 and 2000, respectively, representing an increase of $1.2 million or 23%. The increase was primarily due to an increase in salaries and related expenses incurred as a result of our acquisitions.

Non-cash equity based compensation -- Non-cash equity based compensation was $1.2 million and $1.4 million for the nine months ended December 31, 2001 and 2000, respectively, representing a decrease of $206,000. Non-cash equity based compensation expense represents the fair value of stock options and warrants granted to non-employees at the date of grant amortized over the vesting period. During the nine months ended December 31, 2001, non-cash equity based compensation of $1.3 million related to the warrants issued with the convertible debentures was offset by $(108,000) for recovery of previously expensed non-cash equity based compensation related to cancelled stock options for non-employees.

Amortization and write-down of intangibles -- Amortization and write-down of intangibles was $46.8 million and $3.9 million for the nine months ended December 31, 2001 and 2000, respectively. This includes amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, ObjectShare, worldweb.net and Technology Builders acquisitions.

The Company accounts for impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred, and has determined, that there was an impairment during the quarter ended September 30, 2001 as discussed below but no further impairment during the quarter ended December 31, 2001 based on its most recent assessment.

 As discussed in the Company's Form 10-Q for the quarterly period ended September 30, 2001, the continuing deterioration of the economy, the decrease in IT spending, the lack of demand for products obtained in the worldweb.net acquisition and the significant reduction in headcount has affected the recoverability of the amounts recorded for goodwill, assembled workforce and customer lists related to the acquisitions of ObjectShare, worldweb.net and Technology Builders. The Company compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition for ObjectShare, worldweb.net, and Technology Builders, and determined that the amounts recorded for goodwill and customer lists were impaired. The Company also compared the original headcount projections to current headcount related to employees for worldweb.net and Technology Builders and determined that the amounts recorded for assembled workforce was impaired. As a result, during the nine months ended December 31, 2001, the Company wrote-down to fair value using discounted current cash flow forecasts, the value of goodwill related to worldweb.net by $23.4 million, and the goodwill related to ObjectShare by $7.7 million.

Additionally, during the nine months ended December 31, 2001, the Company substantially decreased the services offered related to the ObjectShare acquisition. The Company reduced the value of customer lists related to Technology Builders by $792,000. The Company also wrote-down the values recorded for assembled workforce related to worldweb.net and Technology Builders by $838,000 and $859,000, respectively, to reflect the substantial reduction in workforce. The remaining amounts at December 31, 2001, for goodwill related to worldweb.net is $3.0 million, for goodwill related to ObjectShare is zero, for customer lists related to Technology Builders is $1.0 million, for assembled workforce for worldweb.net is $180,000 and for assembled workforce for Technology Builders is $2.0 million. The Company will continue to assess the recoverability of such intangible assets and it is possible that future impairments will occur.

Interest and other income (expense) -- Interest and other income (expense) was $(1.6 million) and $715,000 for the nine months ended December 31, 2001 and 2000, respectively, representing a decrease of $2.3 million. The decrease was due to non-cash interest expense related to the issuance of the convertible debenture.

Provision for income taxes -- Provision for income taxes was $95,000 and $22,000 for the nine months ended December 31, 2001 and 2000. This represents the minimum amount required for state taxes. The Company has not recorded any deferred taxes because of the losses incurred since its inception.


INFLATION

Inflation has not had a significant effect on our results of operations of financial position for the three and nine month periods ended December 31, 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

We have funded our business, to date, primarily from the issuance of equity and debt securities. Cash and cash equivalents as of December 31, 2001 were $3.0 million and $14.1 million as of March 31, 2001. At December 31, 2001 the Company had negative working capital of $7.4 million, compared to positive working capital of $1.4 million at March 31, 2001.

Net cash used in operating activities was $14.3 million and $4.0 million for the nine months ended December 31, 2001 and 2000, respectively. The increase in cash used in operating activities was primarily due to an increase in net loss and a decrease in accounts payable partially offset by an increase in write-down of intangible, depreciation and amortization expense and decrease in accounts receivable.

Net cash provided by (used in) investing activities was $124,000 and $(2.2 million) for the nine months ended December 31, 2001 and 2000, respectively. The increase was primarily due to a decrease in capital expenditures and a decrease in restricted cash.

Net cash provided from financing activities was $3.1 million and $18.4 million for the nine months ended December 31, 2001 and 2000, respectively. During the three months ended December 31, 2001, the Company raised $3.0 million through a private placement of convertible debentures. In September 2000, the Company raised $16.0 million, net, through a private placement of common stock. For the nine months ended December 31, 2001, exercise of options provided $700,000.

During November 2001, the Company entered into agreements to complete a two-tranche private placement of convertible debentures for $3,000,000. The first tranche closed on November 21, 2001 and the second tranche closed on December 18, 2001. The convertible debentures are due three years from the date of issuance and carry an interest rate of 7%. The convertible debentures are immediately convertible into the Company's common stock at a conversion rate equal to the lesser of $0.594 or 80% of the average of the five lowest closing bid prices of the common stock as traded on the Nasdaq National Market System for the ten trading days ending on the trading day immediately before the day the notice of conversion is submitted. Such conversion feature represents a beneficial conversion as such conversion amounts are less than the fair market value of the Company's common stock at the date of issuance. The fair market value of the beneficial conversion feature was $1,584,734 based on the relative beneficial conversion amounts and was immediately expensed as interest expense. Also in connection with the issuance of the convertible debentures, the Company paid $190,000 in cash and issued an additional $150,000 of convertible debentures which included 578,703 warrants to purchase additional shares of common stock valued at $127,661 and are exercisable through December 17, 2006, for placement agent fees. These fees are recorded in other non-current assets and will be amortized over the term of the debentures. The Company also issued warrants to purchase 2,199,074 shares of common stock which are exercisable at $0.65 per share and expire on November 20, 2006. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $1,287,605 and was recorded as non-cash equity compensation during the three months ended December 31, 2001. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.97% interest rate; five years expected life; and volatility of 110%.

On June 29, 2001, the Company entered into a Loan and Security Agreement with Silicon Valley Bank with a committed revolving line of up to $5.0 million at an interest rate equal to one-half percentage point above the Prime Rate but never lower than seven percent. The line of credit requires that the Company maintains the following financial covenants: on a monthly basis, a ratio of quick assets to current liabilities less deferred revenue of at least 1.00; and a loss, based on earnings before interest, taxes, depreciation and other non-cash amortization expenses (EBITDA) of no greater than $2.0 million for the fiscal quarter ended June 30, 2001, and of no greater than $500,000 for each fiscal quarter thereafter, provided that the Company shall attain positive EBITDA for the fiscal year ending March 31, 2002. During the three months ended December 31, 2001, the Company paid off and terminated the line of credit agreement.

In January 2002, the Company reached a settlement for an early termination of a lease for office space. The lease had a remaining obligation of $9.8 million over the next eight years. In consideration for the early termination the Company agreed to forfeit the deposit of $1.1 million of restricted cash and to leave excess office furniture.

During the quarter ended September 30, 2001, the Company's operating losses, negative cash flows and negative working capital raised issues as to the Company's ability to continue as a going concern for a reasonable amount of time. Subsequently, we raised $3.0 million through the issuance of convertible debentures in November and December 2001 and reduced our headcount by 11% in October 2001 and 12% in January 2002. On January 2, 2002, we announced the appointment of James Harrer as our President and Chief Operating Officer. Management believes that these actions together with anticipated revenues from the sale of the Company's products will enable the Company to continue as a going concern for at least the next twelve months. However, if the Company is unable to achieve its forecasted operating results, additional financing may be needed. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms or at all.


NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Such adoption had no impact on the Company's consolidated financial position or results of operations though December 31, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is currently evaluating the provisions of SFAS 142 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In August 2001, FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal year beginning after December 15, 2001. The Company is currently evaluating the provision of SFAS 144 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.


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

IF OUR QUARTERLY REVENUES AND OPERATING RESULTS FLUCTUATE SIGNIFICANTLY, THE PRICE OF OUR COMMON STOCK MAY DECLINE

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR FUTURE LOSSES

Since our inception, we have had a history of losses and as of December 31, 2001, we had an accumulated deficit of $147,665,000. Further, our cash requirements to run our business have been and will continue to be significant. In the past, we have had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. This development process often encounters unanticipated delays and expenses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

    -  there is market acceptance of commercial services utilizing our products;

    - our competitors announce and develop competing products or significantly lower their prices; and

    -  our customers promote our product.

We may not be able to achieve our goals and become profitable.

WE HAVE PREVIOUSLY INCURRED AND MAY INCUR FUTURE IMPAIRMENT LOSSES RELATED TO INTANGIBLE ASSETS FROM PRIOR ACQUISITIONS WHICH COULD NEGATIVELY AFFECT OUR FUTURE OPERATING RESULTS

During the quarter ended September 30, 2001, we had an impairment write-down of $36.3 million related to intangible assets from prior acquisitions. If our operating performance and the overall market environment does not improve, we may incur additional write-downs of our remaining intangible assets which could adversely affect our financial position, operating results and our ability to raise additional financing.

WE RELY HEAVILY ON SALES OF STARTEAM AND IF IT DOES NOT SUSTAIN OR INCREASE MARKET ACCEPTANCE, WE ARE LIKELY TO EXPERIENCE LARGER LOSSES

For the three months ended December 31, 2001, we generated 47% of our total revenues and 60% of our licensing revenues from licenses of our StarTeam product line. We believe that revenues generated from StarTeam will continue to account for a large percentage of our revenues for the foreseeable future. A decline in the price of, or demand for, StarTeam would have a material adverse effect on our business, operating results and financial condition. The following events may reduce the demand for StarTeam:

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

WE FACE INTENSE COMPETITION FOR EBUSINESS SOFTWARE, WHICH COULD MAKE IT DIFFICULT TO ACQUIRE AND RETAIN CUSTOMERS AND ADVERSELY AFFECT OUR OPERATING RESULTS

The eBusiness software market is intensely competitive and rapidly evolving. Our customers' requirements and the technology available to satisfy those requirements continually change. We expect competition to intensify in the future. Our principal competitors include in-house development efforts by potential customers or partners, vendors of code management software, and vendors of content management software. Many of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL, OUR OPERATING RESULTS MAY SUFFER

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

OUR FUTURE REVENUES COULD BE AFFECTED IF OUR PRODUCTS COULD BECOME OBSOLETE BECAUSE WE ARE UNABLE TO ADAPT TO THE RAPID CHANGES IN THE EBUSINESS MARKET

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

IF WE ARE UNABLE TO FURTHER INTEGRATE THE OPERATIONS OF TECHNOLOGY BUILDERS, INC., WE MAY NOT BE ABLE TO SUCCESSFULLY CONTINUE TO DEVELOP AND MARKET TECHNOLOGY BUILDERS' PRODUCTS AND OUR REVENUES MAY SUFFER

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

IF WE FAIL TO EFFECTIVELY MANAGE AND SUPPORT OUR ANTICIPATED GROWTH IN OPERATIONS, WE MAY NOT ACHIEVE FUTURE REVENUE GROWTH AND PROFITABILITY

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN THE USE OF OUR TECHNOLOGY BY COMPETITORS OR OTHER THIRD-PARTIES

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

IF INTERNET EBUSINESS DOES NOT CONTINUE TO GROW, WE MAY SUFFER A MATERIAL ADVERSE EFFECT IN OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

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

THERE IS SUBSTANTIAL RISK THAT FUTURE REGULATIONS LIMITING THE GROWTH OF INTERNET COMMERCE COULD BE ENACTED THAT MAY DIRECTLY RESTRICT OUR BUSINESS OR INDIRECTLY IMPACT OUR BUSINESS

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

IF WE ARE UNABLE TO MEET OUR FUTURE CAPITAL REQUIREMENTS, WE WILL BE UNABLE TO DEVELOP OUR PRODUCTS, ENGAGE IN FUTURE OPPORTUNITIES OR RESPOND TO COMPETITION PRESSURES

To meet our current working capital and capital expenditure requirements, we may need to raise additional funds and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. If we cannot raise necessary funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could have a material adverse effect on our business, operating results and financial condition.

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at December 31, 2001.

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

                                     PART II

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits


 Exhibit                                                                   Ref./
 Number      Description Of Document                                       Page
--------     ---------------------------------------------------------     -----
             None

-------------------------


(b)     Reports on Form 8-K

In a report filed on Form 8-K, dated February 11, 2002, The Company reported the settlement for an early termination of an office lease.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STARBASE CORPORATION
                                        (Registrant)



February 14, 2002                          /s/  Douglas S. Norman
------------------                      ---------------------------------------
Date                                       Douglas S. Norman
                                           Chief Financial Officer