Form 10-K
period 2002-03-31
STARBASE CORP
filed 2002-07-15
CIK 911577

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2002

Commission File Number: 0-25612
Starbase Corporation
(Exact name of Registrant as specified in its charter)

Delaware	33-0567363
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4 Hutton Centre Drive, Suite 900 Santa Ana, California	92707
(Address of principal executive offices)	(Zip code)

(714) 445-4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:

Common Stock, $0.01 par value

      Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The registrant’s revenues for its most recent fiscal year: $45,371,000.

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 31, 2002, based on the closing price as reported by Nasdaq was $19,852,271.

      Number of shares outstanding as of May 31, 2002: Common Stock: 87,371,444

DOCUMENTS INCORPORATED BY REFERENCE:

      None.

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

•	successfully implementing our business strategy;

•	maintaining and expanding market acceptance of the products we offer; and

•	our ability to successfully compete in our marketplace.

      All forward-looking statements included in this document are based on the information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” of this document and in our other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should the underlying estimates or assumptions prove incorrect, actual results or outcomes may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

Item 1.     Business

Overview

      We provide software management tools and professional consulting services to assist our customers in managing their software development projects from beginning to end (Application Lifecycle Management) and to allow them to develop their software solutions and applications in a more efficient manner. Our tools enable geographically dispersed software developers to work as a team over corporate intranets and the Internet. Our flagship product, StarTeam, focuses primarily on supporting joint development efforts regardless of the developers’ location. Our Caliber products provide requirements management capabilities that help customers define their software project and meet end-user needs. Our CodeWright product helps our customers’ developers edit their software code with ease. In addition, we provide or resell other products to assist our customers with their software projects. Our customers include management information systems executives, software developers, sales and marketing personnel, graphic designers and Webmasters.

      Our address is 4 Hutton Centre Drive, Suite 900, Santa Ana, CA 92707. Our registered office is in the City of Wilmington, County of New Castle, Delaware. Our main telephone number is (714) 445-4400. Our corporate Web site is http://www.starbase.com. Our federal tax identification number is 33-0567363.

Industry Overview

The Emergence of Application Lifecycle Management

      As more and more businesses seek to become more productive by running their companies utilizing software applications, the nature of software applications has changed from “nice to have” to mission or business critical. Modern software applications have to meet many demands such as reliability and availability for its users. They need to be flexible enough to change when market conditions demand it. In the past, software developers would simply design, code and deploy the software with the majority of their time spent fixing the implementation because it was neither designed properly up front, coded for the task, nor tested adequately to ensure that it was ready for deployment. In fact, many projects never were completed. Properly implemented, a modern application lifecycle management solution solves this problem.

      By combining the development disciplines of software modeling, project requirements definition, configuration management and version control along with testing into a single cohesive implementation strategy, companies can achieve significant benefits and return on investment. First, software is delivered as specified based on a customers’ initial input. This is often called the requirement definition phase. Second, they can now create the application or service needed and not create unnecessary software as part of their project because the development teams have access to the specified requirements. They can even be locked into developing the required functionality and nothing more. Third, the product or service being built is also being tested at every phase of the project. This ensures that the end result will be an efficient and reliable software product. Companies that have chosen to implement an application lifecycle management solution to their growing software needs reap the benefits of a true lower cost of ownership for their software project. The savings can be significant.

      Companies are continually searching for ways to improve their revenue and net income. Getting the most out of a software investment, return on investment, is critical to every business. Software projects that can be defined, developed, deployed and tested on time with minimal disruption to an organization can succeed where other approaches simply do not.

The Challenges of Enterprise Development

      The parameters for enterprise wide software application development have changed. Developing applications today is very different from developing traditional client/server and mainframe software applications. There is an overriding competitive need to bring applications to market faster and to ensure the highest level of quality. Most businesses now operate in several different locations and also support remote workers. Development teams can be comprised of several hundred contributors; many more than the traditional software development team. In addition to the size and location of team members, there is often a usability challenge to support varying levels of technical skill.

      Successfully addressing these challenges is the critical factor in determining an enterprise’s success or failure in building robust, maintainable systems in a competitive timeframe. The skills, technology, dispersed teams, deliverables, changes and variety of tools all have to be managed.

The Starbase Solution

      Our mission is simple: making development successful for our customer base. To support this, we provide enterprise management solutions that address the definition, development and management of software applications. Our combined approach of providing leading technology and professional services enables our customers to speed the application development lifecycle and to enhance the quality of their applications.

Products

      We provide teams and individuals with a solution for managing the key stages in the software development lifecycle: requirements management, analysis and design, development, change & configuration management, build management, testing and deployment. By providing this integrated solution, we are able to support our customers’ need for achieving fast adoption of our tools without impacting the development process or forcing organizational changes.

      Our proprietary products include: StarTeam, CaliberRM, CaliberRM Professional, eXpressroom, CodeWright, as well as partner products that we resell: Mercury Interactive TestDirector, Embarcadero Describe, Software Productivity Center Estimate Professional and Catalyst Openmake.

      StarTeam is a fully integrated configuration and change management system which supports:

•	File management including:

•	version control;

•	labels;

•	branching/merging;

•	rollback features;

•	Change management (change requests);

•	Requirements management (integration with CaliberRM);

•	Topics and threaded discussion;

•	Project task management including:

•	resource allocation;

•	integration with Microsoft Project;

•	customizable workflow and process management capabilities.

      StarTeam has an open Application Program Interface (API) supporting both Java and COM scripting.

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

      CaliberRM Professional is a superset of CaliberRM, the most significant difference being the integrated ad-hoc query, reporting and online analytical processing capability. Statistics can be created from within a single Caliber project or across several different projects. The technology used to achieve this is from Business Objects and is embedded as an integral part of CaliberRM Professional. The current licensing arrangement between Starbase and Business Objects enables the technology to be used in conjunction with other application lifecycle tools, as an example, collecting statistics and analyzing data from StarTeam.

      eXpressroom is a Java, XML-based Web content management system. It separates presentation from content from code using XML tagging. This provides numerous benefits including “write once — deploy anywhere” enabling rapid re-branding and re-purposing of content to multiple devices without rework. Integration with popular authoring environments such as Word and Quark Express enable content contributors to submit content from familiar environments without the need for webmaster involvement. Processes can progress in parallel avoiding bottlenecks.

      CodeWright is an editing system for programmers that allows users to standardize their development environment and alleviate the need to continually learn the idiosyncrasies of a variety of development graphical user interfaces (GUIs) and integrated development environments (IDEs).

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

      The following is a list of our partners’ products that we resell:

      Mercury Interactive TestDirector is an integrated management tool for organizing and managing the testing process. It combines planning, execution, defect tracking with a central repository to manage the complete test process and determine application readiness.

      Embarcadero Describe is a visual modeling, object-oriented analysis and design tool supporting the unified modeling language (UML). Starting with existing source code, Describe’s reverse engineering capabilities allow one to create UML models that give you insight into what you currently have, mapping relationships, objects, methods and properties. Describe can be used to design a system starting from scratch, followed by automatically generating code from the new UML-based models.

      Software Productivity Center Estimate Professional is a project estimation tool. This tool uses a combination of COCOMO 2.0 and Putnam estimation methodologies together with the Monte Carlo simulation method to generate a range of possible schedule and effort options. It builds a historical database to help predict future estimates and uses industry data when users do not have historical data. It also supports ‘what-if’ scenarios to examine the tradeoffs between different manpower, schedule, features or cost options.

      Catalyst Openmake automates the creation of applications through the use of a repeatable build process. Openmake integrates into the development process, ensuring that executables are created the same way every time.

Professional Services

      It is critical for any development organization to deliver projects in a timely manner. Our Professional Services improve our customer’s ability to repeatedly deliver quality products on a faster timetable. By offering a complete solution encompassing both product and services, we believe we can improve the success of our customers’ development efforts. Our Professional Services provide solutions including:

General Consulting

      We offer general consulting services to our customer to assist them in crafting a full software development process. Our expertise in project development and management allows us to define processes for our customers whether they have started to implement processes, or not had the opportunity to do so.

Training

      We offer educational courses as part of our comprehensive solution. We provide hands-on training and real-world expertise surrounding our product and process solutions. Our team of training experts also takes the time to tailor our training specifically to the requirements of a customer’s staff, workflow and Web strategy.

      Our customers can receive training at their offices, in public classes or electronically. We also train our customers’ employees to become certified instructors by using customized courseware development.

Worldwide Customer Support

      We provide post-sale customer support directly through our own technical support engineers, who handle support calls by telephone and e-mail. We offer annual maintenance contracts, which entitle our customers to full telephone support service and software maintenance releases. We also provide our customers with access to technical support services by e-mail and over the Internet.

Sales and Marketing

      We license and sell our product and services through a direct corporate sales team organization. Each sales team consists of an inside, telephone-based account executive and an outside regional manager. Each sales team is also assigned a local sales engineer that works with the team to provide pre-sales technical support. Indirect sales channels, consisting of our distributors, systems integrators, original equipment manufacturers and value added resellers, enhance our sales efforts.

      We have an installed base of over 4,000 customers who use our products for the development and management of enterprise and web-based software applications. We have the opportunity to leverage our existing customer base by cross selling the combined solution of StarTeam and CaliberRM as well as our entire family of products: CaliberRM Professional; eXpressroom; and CodeWright; as well as partner products that we resell: Mercury TestDirector; Embarcadero Describe; Software Productivity Center Estimate professional; and Catalyst Openmake.

      We have also developed indirect sales channels through value-added resellers, system integrators and consultants. In addition, we have established OEM relationships with software vendors that include our technology in their private label products. We believe that these relationships should provide additional distribution channels and increased awareness of our solutions, while enabling us to further our products’ functionality. Our program for consulting, systems integrator and value added reseller partners is known as the eCycle Technology Alliance, or eTEAM. These partners will work with us to deliver integration, vertical market applications, consulting, training and project management solutions to customers.

      Our international sales and distributor program is firmly established and targets a wide variety of dealers/distributors. We have established a European office in the United Kingdom enabling us to provide more than 600 European customers and 20 distributors with telephone support during normal European business hours. We currently have a distributor network that covers 25 countries throughout the world. Annual sales targets, discounts, territorial coverage and overall commitment vary by category and geographical region.

      We focus our marketing efforts on educating potential customers, generating new sales opportunities, supporting our various distributors and partners and creating market awareness of our products and services. We conduct a variety of programs to educate our target market including print advertising, Web and direct seminars, conferences and trade shows, Web and direct mail campaigns, industry and partner user group speaking engagements, and public relations including press and industry analysts. Our target audience includes software development and MIS executives, software developers, business executives, business analysts, project managers, sales and marketing personnel, graphic designers and webmasters. Our marketing strategy includes initiatives to increase our presence and visibility in both the software development and business community. Such initiatives include Internet and software development focused trade shows and conferences, advertisements in business and Web journals, and editorial coverage by these journals.

Research and Development

      We believe that strong research and product development efforts are essential to enhancing our core technologies and to developing additional products. We have made substantial investments in research and development through both internal development and technology acquisitions. We are focused on developing and enhancing our products for application lifecycle management. Our research and development efforts are focused on closer integrations between our StarTeam and Caliber products, expanding our support for the .NET platform as well as integrations with other products such as integrated development environments and customer relationships management tools. Our research and development expenses were $4.6 million, $12.3 million and $14.5 million for the years ended March 31, 2000, 2001 and 2002, respectively.

Competition

      The market for enterprise application management solutions is highly competitive and constantly evolving. In this market, new products are frequently introduced and existing products are often enhanced. We expect competition to increase and intensify in the future. Our primary sources of competition are vendors of software that address code-based development, such as Rational Software, MERANT, Perforce, Mortice Kern Systems, Inc., Telelogic Corp. and Microsoft.

      In addition, many of our current and potential customers have engaged in development efforts of their own software to manage development efforts.

      We believe there are many competitive factors in the marketplace including:

•	the ability to access all application lifecycle assets from a single repository;

•	the ability to deliver custom workflow and data entry forms;

•	the ability to enforce development processes and rules;

•	the quality, security and reliability of the software product;

•	the ability of a geographically diverse team to collaborate on a project;

•	the ability to operate on many platforms; and

•	the ability to adhere to emerging industry standards.

      We believe our products compete favorably with respect to these factors.

      Many of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their own products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Proprietary Rights

      Our success is heavily dependent upon our proprietary software technology. We currently have two patents with the United States Patent and Trademark Office and rely upon a combination of copyright, trademark and trade secret laws, as well as license, proprietary rights, non-disclosure and other contractual agreements to protect the proprietary rights to our technology. We generally enter into proprietary information and inventions agreements with our employees. We also routinely limit access to our software, documentation and other proprietary information. There can be no assurance that the steps taken by us will prevent misappropriation of our technology. In addition, such protections may not preclude competitors from developing products with features similar to our products. Although we believe our products will not infringe upon the proprietary rights of third parties, there can be no assurance that infringement claims will not be brought against us in the future. Any such claims could result in costly litigation or have a material adverse effect on our business, operating results and financial condition.

Employees

      As of March 31, 2002, we had 247 full-time employees. Of these employees, 30 were in Professional Services, 72 were in Research and Development, 33 were in Administration and 112 were in Sales and Marketing. Our workforce is not unionized and management believes that our relations with employees are good.

Item 2.	Properties

      Our principal administrative, sales, marketing, support, and research and development facility is currently located in approximately 43,000 square feet of space in Santa Ana, California, under a lease that expires in September 2005. We also lease 16,000 square feet in Beaverton, Oregon, under a lease that expires in June 2003, which was assumed in the acquisition of Premia Corporation, and 41,000 square feet in Atlanta, Georgia, under a lease that expires in August 2005, which was assumed in the acquisition of Technology Builders, Inc.

      We also lease sales offices throughout the United States including, Texas, Colorado, and Virginia. Our UK subsidiary leases sales office space in the London metropolitan area.

Item 3.	Legal Proceedings

      We are involved from time to time in a variety of legal and administrative proceedings and claims that arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any currently pending legal matters will have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity

      Our common stock trades on the Nasdaq Stock Market under the symbol “SBAS”. The following table sets out the high and low closing sales prices of our common stock for period indicated.

	High	Low

Fiscal Year 2001
Quarter Ended June 30, 2000	$10.87	$2.18
Quarter Ended September 30, 2000	$11.62	$4.59
Quarter Ended December 31, 2000	$6.12	$1.93
Quarter Ended March 31, 2001	$4.62	$1.97
Fiscal Year 2002
Quarter Ended June 30, 2001	$3.65	$1.59
Quarter Ended September 30, 2001	$3.59	$0.55
Quarter Ended December 31, 2001	$0.78	$0.45
Quarter Ended March 31, 2002	$0.75	$0.27

      As of March 31, 2002, based on information received from the transfer agent of our common stock, the number of stockholders of record was 1,310. We believe that there are approximately 24,550 stockholders of our common stock held in street name.

      We have never declared a cash dividend on our common stock or preferred stock. The Board of Directors presently intends to retain all earnings for use in our business and therefore does not anticipate paying any cash dividends on our common stock in the foreseeable future. Payment of dividends on our common stock, if any, would be subject to the discretion of the Board of Directors, which may consider factors such as, but not limited to, our results of operations, financial condition, capital needs and acquisition strategy. In addition, under the corporate law of Delaware, we are prohibited from paying dividends except out of our surplus (retained earnings) or, if there is no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. At March 31, 2002, our balance sheet reflected an accumulated deficit of $179,770,000.

      On February 14, 2002, we received a 30-day deficiency notice from The Nasdaq Stock Market, Inc., for failure to comply with the $1.00 minimum bid price per share for the last 30 consecutive trading days. We transferred to the Nasdaq SmallCap Market on May 28, 2002, in order to take advantage of the longer 180-day cure period. If the price deficiency is cured during the 180-day period, and we otherwise continue to comply with the Nasdaq National Market maintenance standards, we could then transfer back to the Nasdaq National Market by February 10, 2003. If we do not comply with the $1.00 minimum bid price at the end of the 180-day cure period, we may also be eligible for an additional 180 calendar day grace period provided we meet the initial listing criteria for the Nasdaq SmallCap Market.

      In November 2001, we entered into a convertible debenture and warrant purchase agreement with various investors. Pursuant to this agreement, the investors purchased an aggregate of $3.0 million in 7% convertible debentures and warrants. The purchase of the convertible debentures and warrants took place in two tranches. The first tranche closed on November 21, 2001 and the second tranche closed on December 18, 2001. On December 21, 2001, we filed a Form S-3 (file no. 333-75846) with the SEC, which was declared effective on January 10, 2002, to register 19,672,983 share of our common stock that may be issued upon the conversion of the convertible debentures and warrants and incorporate this filing by reference. The issuance of convertible debentures was not registered under the Securities Act of 1933 in reliance upon the exemption set forth in Section 4(2) of that Act relating to transactions by an issuer not involving a public offering.

      In November 2001, we issued 120,759 shares of our common stock to Worldweb LLC for settlement of litigation resulting from our purchase of worldweb.net, Inc. These shares are not registered.

      On January 22, 2002, we filed a Form S-3 (file no. 333-81206) with the SEC to register 5,637,138 shares of our common stock issued for satisfaction of $2.5 million of liabilities. On May 24, 2002, we filed Amendment No. 1 to Form S-3. As of the date of this Report, the Form S-3 has not been declared effective. Listed below are the names, issue dates and number of shares related to this filing:

Name	Issue Date	Number of Shares

SG Cowen	12/10/01	2,791,235
DHR International, Inc.	12/21/01	271,387
James R. Azar	12/28/01	158,533
UBS Warburg LLC	1/22/02	1,660,156
eRunway, Inc.	1/22/02	400,473
Kurt Motamedi	1/22/02	118,012
Jacob Sheftel	1/22/02	189,873

Total		5,589,669

Item 6.     Selected Financial Data

      Our consolidated statements of operations data for the years ended March 31, 1999, 2000, 2001 and 2002 and the consolidated balance sheet data as of March 31, 1999, 2000, 2001 and 2002 have been derived from our consolidated financial statements that have been audited by Deloitte & Touche LLP, independent auditors, of which March 31, 2000 (excluding balance sheet), 2001 and 2002 are included herein. Our statements of operations data for the year ended March 31, 1998 and the balance sheet data as of March 31, 1998 have been derived from our financial statements for those periods that have been audited by PricewaterhouseCoopers LLP, independent accountants, and are not included herein. The information set forth below in not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and the notes thereto.

	Year Ended March 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License	$1,863	$5,964	$14,486	$31,735	$26,601
Maintenance	263	766	2,012	6,183	10,478
Service	13	102	1,034	3,722	8,292

Total revenues	2,139	6,832	17,532	41,640	45,371
Cost of revenues:
License	162	508	1,042	1,330	5,160
Service	—	—	1,480	4,560	6,202
Amortization and write-down of intangibles	—	—	94	2,426	8,844

Total cost of revenues	162	508	2,616	8,316	20,206

Gross margin	1,977	6,324	14,916	33,324	25,165
Operating expenses:
Research and development	2,762	4,437	4,552	12,327	14,529
Sales and marketing	3,423	7,638	9,097	21,888	27,498
General and administrative	1,947	2,786	3,898	7,231	8,145
Non-cash equity based compensation	—	177	629	1,502	1,259
In-process research and development	—	—	2,130	1,200	—
Amortization and write-down of intangibles	—	—	377	6,686	76,732

Total operating expenses	8,132	15,038	20,683	50,834	128,163

Operating loss	(6,155)	(8,714)	(5,767)	(17,510)	(102,998)
Interest and other income (expense)	(877)	32	50	980	(1,787)

Loss before income taxes	(7,032)	(8,682)	(5,717)	(16,530)	(104,785)
Provision for income taxes	1	1	1	22	128

Net loss	(7,033)	(8,683)	(5,718)	(16,552)	(104,913)
Non-cash dividend and accretion of beneficial conversion feature	2,832	1,277	549	—	—

Net loss applicable to common stockholders	$(9,865)	$(9,960)	$(6,267)	$(16,552)	$(104,913)

Basic and diluted net loss per share	$(0.70)	$(0.49)	$(0.19)	$(0.34)	$(1.49)
Basic and diluted weighted average common shares outstanding	14,126	20,526	33,412	49,107	70,589

	March 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$4,167	$1,363	$11,448	$14,075	$1,530
Working capital (deficit)	3,632	2,308	11,429	1,381	(3,007)
Intangible assets, net	—	971	21,074	107,628	20,956
Total assets	5,682	6,605	42,213	149,038	36,487
Long-term liabilities	38	116	584	359	1,674
Total stockholders’ equity	4,430	4,462	34,270	118,194	21,507

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto, included elsewhere in this Report. Certain statements in this report, including statements regarding our business strategies, operations, financial conditions and prospects, are forward-looking statements. Use of the words “believe,” “expect, “anticipate,” “will,” “contemplate,” “would” and similar expressions that contemplate future events may identify forward-looking statements.

      Numerous important factors, risks and uncertainties affect our operations and could cause actual results to differ materially from those expressed or implied by these or any other forward-looking statements made by us or on our behalf. Readers are urged to carefully review and consider the various disclosures made in this report, including those described under “Risk Factors,” and in other filings with the SEC, that attempt to advise interested parties of certain risks and factors that may affect our business. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on current expectations and reflect management’s opinions only as of the date thereof. We do not assume any obligation to revise or update forward-looking statements except as may be required by securities laws. Finally, our historic results should not be viewed as indicative of future performance.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. This forms the basis of judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements included elsewhere in this Report.

      We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Revenue Recognition

      Revenue is recognized if the criteria of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, are met. If the arrangement does not require significant production, modification, or customization of software, revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery (passage of title) has occurred.

•	The vendor’s fee is fixed or determinable.

•	Collectibility is probable.

      License revenues from sales of software licenses are recognized upon shipment of the related products and transfer of title. Maintenance revenue is deferred and recognized ratably over the contractual maintenance period, generally one year. Service revenue from training and consulting is recognized after the related services have been performed.

      If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectibility, or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such elements are known or resolved.

      License revenues from sales of software licenses through indirect channels are recorded upon shipment when an end-user purchase order has been obtained and collectibility is assured on standard payment terms. No provision for estimated returns is recorded, as historically such returns have been minimal.

Accounts Receivable

      We sell our products worldwide. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of our reserves is based on historical experience and our analysis of the accounts receivable balances outstanding. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional sales and marketing expense in the period such determination was made. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

      During each quarterly fiscal period, we analyze our accounts receivable and, more specifically, any accounts that are past due, to determine their collectiblility. During the six months ended September 30, 2001, our past due accounts receivable increased as our customers’ payments slowed due to the general softness in the economy and the uncertainty following the events in September. As a result, we increased our accounts receivable reserve by $910,000.

      As of December 31, 2001, we experienced an improvement in the timing of our customers’ payments, as the general economy showed signs of recovery and our previously noted past due accounts began to be repaid. As a result, we decreased our accounts receivable reserve by $600,000.

Intangible Assets

      We record goodwill arising from acquisition as the excess of the purchase price over the fair value of the net assets acquired and amortize the resulting goodwill on a straight-line basis over five years. Developed technology, assembled workforce and customer lists are recorded at appraised value and amortized on a straight-line basis over two to five years. In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We implemented SFAS No. 141 on July 1, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We adopted SFAS No. 142 on April 1, 2002. As a result, we have ceased amortization of goodwill and assembled workforce, reducing annual amortization expense by approximately $10.4 million. We will continue to amortize developed technology and customer lists over their remaining lives. We are evaluating the full impact of adopting the new standards and we expect to complete the transition impairment test for goodwill before September 30, 2002. In addition, future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

      Due to the recent deterioration of the economy, the decrease in IT spending, the lack of demand for the products obtained in the worldweb.net acquisition and the significant reduction in headcount during the 2000 fiscal year, we determined that amounts recorded for goodwill, assembled workforce and customer list were impaired and recognized significant impairment charges in fiscal 2002. See Note 13 to the consolidated financial statements included elsewhere in this Report for further discussion.

Overview

      We provide software management tools and professional consulting services to assist our customers in managing their development projects from beginning to end (Application Lifecycle Management) and allowing them to develop their software solutions and applications in a more efficient manner. Our tools enable geographically dispersed software developers to work as a team over corporate intranets and the Internet. Information about our various products is provided above under Item 1. Business.

Results of Operations

      The following table summarizes our results of operations as a percentage of total revenues for the years ended March 31, 2000, 2001 and 2002.

	Year Ended March 31,

	2000	2001	2002

Revenues:
License	82.6%	76.2%	58.6%
Maintenance	11.5	14.9	23.1
Service	5.9	8.9	18.3

Total revenues	100.0	100.0	100.0
Cost of revenues:
License	6.0	3.2	11.4
Service	8.4	11.0	13.7
Amortization and write-down of intangibles	0.5	5.8	19.4

Total cost of revenues	14.9	20.0	44.5

Gross profit	85.1	80.0	55.5
Operating expenses:
Research and development	26.0	29.6	32.0
Sales and marketing	51.9	52.6	60.6
General and administrative	22.2	17.4	18.0
Non-cash equity based compensation	3.6	3.6	2.8
In-process research and development	12.1	2.9	—
Amortization and write-down of intangibles	2.2	16.0	169.1

Total operating expenses	118.0	122.1	282.5

Operating loss	(32.9)	(42.1)	(227.0)
Interest and other income (expense)	0.3	2.4	(3.9)

Loss before income taxes	(32.6)	(39.7)	(230.9)
Provision for income taxes	0.0	0.1	0.3

Net loss	(32.6)	(39.8)	(231.2)
Non-cash dividend and accretion of beneficial conversion feature	3.1	—	—

Net loss applicable to common stockholders	(35.7)%	(39.8)%	(231.2)%

Years Ended March 31, 2000, 2001 and 2002

Revenues

      Revenues were $17.5 million, $41.6 million and $45.4 million for 2000, 2001 and 2002, respectively, representing increases of $24.1 million, or 137.5%, from 2000 to 2001, and $3.8 million, or 9.0%, from 2001 to

2002. One customer accounted for 11% of total revenues for 2000, and no one customer accounted for 10% or more of total revenues for 2001 and 2002. International revenues accounted for less than 10% of total revenues in 2000, 2001 and 2002.

      License — License revenues were $14.5 million, $31.7 million and $26.6 million in 2000, 2001 and 2002, respectively, representing an increase of $17.2 million, or 119.1%, from 2000 to 2001, and a decrease of $5.1 million, or 16.1%, from 2001 to 2002. License revenues represented 82.6%, 76.2% and 58.6% of total revenues in 2000, 2001 and 2002, respectively. The increase in license revenues from 2000 to 2001 was due to an increase in market acceptance of our StarTeam product, an expansion in our sales force along with the availability of new products through the Premia, worldweb.net and Technology Builders acquisitions. The main acquired products were CodeWright, CaliberRM and eXpressroom. The decrease in license revenues from 2001 to 2002 was due to decreased demand for our StarTeam, CodeWright and eXpressroom products partially offset by a full year of revenues from the sales of our CaliberRM product and the third party products we resell, mainly the Mercury products.

      Maintenance — Maintenance revenues were $2.0 million, $6.2 million and $10.5 million in 2000, 2001 and 2002, respectively, representing increases of $4.2 million, or 207.3% from 2000 to 2001, and $4.3 million or 69.5% from 2001 to 2001. Maintenance revenues represented 11.5%, 14.9% and 23.1% of total revenues in 2000, 2001 and 2002, respectively. Maintenance revenues entitle customers to technical support services and product updates when and if available. Maintenance revenues are recognized ratably over the contract period, typically one year. The increase in maintenance revenues from 2000 to 2001 was due to an increase in first year maintenance contracts associated with the growth in product license sales along with maintenance contract renewals paid by existing StarTeam and CodeWright customers. The increase in maintenance revenues from 2001 to 2002 was due to the maintenance contract renewals paid by StarTeam and CodeWright customers along with renewals from customers for our acquired CaliberRM product.

      Services — Services revenues were $1.0 million, $3.7 million and $8.3 million in 2000, 2001 and 2002, respectively, representing increases of $2.7 million, or 260.0%, from 2000 to 2001, and $4.6 million, or 122.8%, from 2001 to 2002. Services revenues represented 5.9%, 8.9% and 18.3% of total revenues in 2000, 2001 and 2002, respectively. The increases in services revenues were due to an increase in demand for our training and consulting service from new and existing customers. With our acquisition of TBI in February 2001, the headcount of our services organization increased from twenty-one to forty-seven. We also assumed $2.2 million of unperformed services backlog. Both of these factors contributed to the increase in services revenue from 2001 to 2002.

Cost of Revenues

      License — License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and royalties. License cost of revenues was $1.0 million, $1.3 million and $5.2 million in 2000, 2001 and 2002, respectively, representing increases of $300,000, or 27.6%, from 2000 to 2001, and $3.9 million, or 288.0%, from 2001 to 2002. License cost of revenues as a percentage of license revenues was 7.2%, 4.2% and 19.4% for 2000, 2001 and 2002, respectively. The increase in license cost of revenues from 2001 to 2002 was due to royalty expenses relating to the acquired Caliber product line along with the higher cost of third party products, mainly Mercury, that we now resell. The decrease in percentage from 2000 to 2001 was due to an increase in the average size of our sales, thus requiring a fewer number of manuals and media to be shipped.

      Service — Service cost of revenues consists of costs associated with performing training and consulting services. Service cost of revenues was $1.5 million, $4.6 million and $6.2 million in 2000, 2001 and 2002, respectively, representing increases of $3.1 million, or 208.1%, from 2000 to 2001, and $1.6 million, or 36.0%, from 2001 to 2002. Service cost of revenues as a percentage of service revenue was 143.1%, 122.5% and 74.8% for 2000, 2001 and 2002, respectively. The increases in service costs were due to the headcount increases in the training and consulting organization along with costs related to the increase in personnel.

      Amortization and write-down of intangibles — Amortization and write-down of intangibles consist of the amortization of developed technology associated with the Premia, Genitor, worldweb.net and Technology

Builders acquisitions. Amortization and write-down of intangibles was $94,000, $2.4 million and $8.8 million in 2000, 2001 and 2002, respectively, representing increases of $2.3 million, or 2,480.1%, from 2000 to 2001, and $6.4 million, or 264.6% from 2001 to 2002. Amortization and write-down of intangibles as a percentage of total revenue was 0.5%, 5.8% and 19.4% for 2000, 2001 and 2002, respectively. See Note 9 to consolidated financial statements included elsewhere in this Report for more information concerning the purchase price allocation associated with acquisitions. As a result of the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the worldweb.net acquisition, during the quarter ended September 30, 2001, we evaluated the recoverablility of the amounts recorded for developed technology acquired in the worldweb.net acquisition. We compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amounts recorded for developed technology were impaired. As a result, during the quarter ended September 30, 2001 we wrote down the value of developed technology by $2.7 million. The remaining amount related to developed technology acquired in the worldweb.net acquisition at March 31, 2002 is $298,000.

Operating Expenses

      Research and development — Research and development expenses were $4.6 million, $12.3 million and $14.5 million in 2000, 2001 and 2002, respectively, representing increases of $7.7 million, or 170.8%, from 2000 to 2001, and $2.2 million, or 17.9%, from 2001 to 2002. The increases for these periods were related to an increase in headcount and related expenses associated with an increase in software developers and quality assurance personnel as a result of our acquisitions, along with the cost of hiring outside contractors to support product development activities. Research and development expenses for 2001 include a one-time expense of $1.7 million associated with technology purchase from a related party, eCollaboratory.

      Sales and marketing — Sales and marketing expenses were $9.1 million, $21.9 million and $27.5 million in 2000, 2001 and 2002, respectively, representing increases of $12.8 million, or 140.6%, from 2000 to 2001, and $5.6 million, or 25.6%, from 2001 to 2002. The increases for these periods were related to the increase in headcount and related expenses incurred in expanding our sales teams through acquisitions and new hires.

      General and administrative — General and administrative expenses were $3.9 million, $7.2 million and $8.1 million in 2000, 2001 and 2002, respectively, representing increases of $3.3 million, or 85.5%, from 2000 to 2001, and $900,000, or 12.6%, from 2001 to 2002. The increases for these periods were related to the increase in headcount and related expenses incurred as a result of our acquisitions. General and administrative expenses for 2002 include $150,000 notes receivable allowance for the loan made to Mr. Phillip Pearce, a member of our Board of Directors.

      Headcount reductions — In October 2001, we implemented a reduction in headcount because our revenues and operating results had decreased dramatically. Our second quarter revenue was down 13% sequentially and our operating loss before impairment charges was $5.4 million. We experienced the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the worldweb.net acquisition. Since our expenses related to personnel are approximately 60% to 65% of our total expenses, we realized that we had to reduce the workforce in order to reduce our overall expenses. Accordingly, we eliminated all worldweb.net related personnel costs except for the costs associated with a small group of engineers who are located in Virginia. The October headcount reduction resulted in a reduction of 67% of the eXpressroom product line related personnel and 60% of their salary expenses. In addition, we also analyzed the operations of the entire company to determine if we had any redundant operations that could be eliminated in order to further reduce our expenses. We estimate that we will save approximately $3.6 million on an annualized basis as a result of the October reduction in workforce.

      For the quarter ended December 31, 2001, we continued to experience operating losses. Therefore, we determined that further organizational restructuring was necessary, that resulted in the termination of an additional 34 positions in January 2002. Most of the reductions were in the sales and research and development departments. In addition, we consolidated our marketing departments so that all marketing was performed from our headquarters in Santa Ana, California. We will save approximately $3.2 million on an annualized basis as a result of the January 2002 reduction.

      In both the October 2001 and January 2002 reductions, we paid out severance based on the employee’s length of service. The severance payout for the October reduction was approximately $188,000 and the January reduction was approximately $107,000. The severance was paid out of cash from our savings account.

      These actions had the immediate effect of reducing on-going expenses and such expenses reductions are expected to continue throughout at least the remainder of fiscal 2003. In addition, since the revenues generated from the individuals that were terminated have not been significant, we do not believe that these reductions will have a material effect on our future operating results.

      Non-cash equity based compensation — Non-cash equity based compensation was $629,000, $1.5 million and $1.3 million in 2000, 2001 and 2002, respectively, representing an increase of $900,000, or 138.8%, from 2000 to 2001, and a decrease of $200,000, or 16.2%, from 2001 to 2002. Non-cash equity based compensation expense represents the fair market value of stock options and warrants granted to non-employees of our common stock at the date of the grant amortized over the vesting period.

      In-process research and development — In-process research and development was $2.1 million and $1.2 million for 2000 and 2001, respectively, representing a decrease of $900,000, or 43.7%. In-process research and development was based upon the discounted expected future net cash flows of the products over the products’ expected lives, reflecting the estimated state of completion of the projects and the estimate of the costs to complete the projects. In-process research and development projects for 2001 were a result of the Technology Builders acquisition. New project developments underway at Technology Builders at the time of acquisition included, among other things, CaliberRM 4.0 and eCaliber. We estimated that the percent of completion of these projects at the date of acquisition was 41% and 54% respectively, and that the cost to complete these projects will aggregate approximately $650,000 and will be incurred over a two-year period. At March 31, 2002, we estimated the completion of these projects was 100% and 54% respectively. Due to market conditions and our current operating performance, we stopped further development of eCaliber and may ultimately terminate further development. In-process research and development projects for 2000 were a result of Premia acquisition. New project developments underway at Premia at the time of the acquisition included, among other things, CodeWright 6.5, CodeWright 7.0, DocWright 4.5 and TrackWright 1.0. The Company estimated that the percent of completion of these projects at the date of acquisition was 89%, 57%, 55% and 69% respectively, and that the cost to complete these projects will aggregate approximately $1.1 million and will be incurred over a two-year period. At March 31, 2002, the Company estimated the completion of these projects was 100%, 100%, 55% and 69%, respectively. Due to market conditions and our current operating performance, we stopped further development of DocWright 4.5 and TrackWright 1.0 and may ultimately terminate further development.

      Amortization and write-down of intangibles — Amortization and write-down of intangibles was $373,000, $6.7 million and $76.7 million for 2000, 2001 and 2002, respectively. This included amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, ObjectShare, worldweb.net, and Technology Builders acquisitions. See Note 9 to the consolidated financial statements included elsewhere in this Report for more information concerning the purchase price allocation associated with the acquisitions.

      As a result of the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the worldweb.net acquisition, during the quarter ended September 30, 2001, we compared the carrying amounts of goodwill acquired in the worldweb.net and ObjectShare acquisitions to current cash flow forecasts and the original cash flow forecasts at the date of acquisitions and determined that the amounts recorded for goodwill were impaired. As a result, we wrote-down the value of goodwill related to worldweb.net by $23.4 million and the value of goodwill related to ObjectShare by $7.7 million. We compared the carrying amount of customer lists acquired in the TBI acquisition to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amount recorded for customer lists was impaired. As a result, we wrote down the value of customer lists related to TBI by $792,000. We also wrote-down the values recorded for assembled workforce related to worldweb.net and TBI by $859,000 and $838,000, respectively, to reflect the substantial reduction in workforce.

      Prior to December 31, 2001, all of our goodwill was specifically related to a particular acquisition. Subsequent to December 31, 2001, we reorganized our operations for all acquired companies and any remaining goodwill became enterprise level goodwill, as the operations for the acquisitions were integrated and no longer separately tracked. During the quarter ended March 31, 2002, we evaluated whether an impairment of this enterprise goodwill existed by comparing the book value of our stockholder’s equity to the product of (i) the number of shares of our common stock issued and outstanding at the end of the quarter and (ii) the market price of our common stock at the end of the quarter (market approach). If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, we would evaluate whether the condition is other than temporary based primarily on fluctuations in our stock price. If we determine that the indicated goodwill impairment is other than temporary, an impairment charge is recorded for the excess of book value over fair value. As a result of this analysis, we determined that enterprise goodwill was impaired and recorded an additional goodwill impairment charge of $26.8 million. In addition, during the quarter ended March 31, 2002, we wrote down the value recorded for assembled workforce related to TBI by $264,000 to reflect the further reduction in workforce.

      Interest and other income (expense) — Interest and other income (expense) was $50,000, $980,000 and $(1.8 million) in 2000, 2001 and 2002, respectively, representing an increase of $930,000 from 2000 to 2001, and a decrease of $2.8 million from 2001 to 2002. The increase from 2000 to 2001 is due to higher interest income resulting from more cash being available to invest. Interest and other income in 2000 includes an expense of $250,000 as a result of equity loss from investee (OpenAvenue Inc.). The decrease from 2001 to 2002 is due to lower interest income resulting from less cash being available to invest along with the interest expense related to the convertible debentures issued during fiscal 2002.

      Provision for income taxes — We have incurred minimal income taxes in 2000, 2001 and 2002 due to our cumulative losses. As of March 31, 2002, we have net operating loss (NOL) carryforwards of approximately $170 million and $42 million for federal and state income tax purposes. The NOL carryforwards are available to offset future taxable income at varying amounts through the year 2022. At March 31, 2002, a 100% valuation allowance has been provided on the net deferred tax assets since we cannot determine that such amounts are “more likely than not” to be realized.

      Net loss applicable to common stockholders — Net loss applicable to common stockholders for the year ended March 31, 2000 was $6.3 million, consisting of our net loss for the year of $5.8 million and $549,000 of non-cash dividends and accretion of the beneficial conversion feature of preferred stock. Net loss applicable to common stockholders for the year ended March 31, 2001 was $16.6 million, consisting of our net loss for the period. Net loss applicable to common stockholders for the year ended March 31, 2002 was $104.9 million, consisting of our net loss for the period.

Inflation

      Inflation has not had a significant effect on our results of operations or financial position for the years ended March 31, 2000, 2001 and 2002.

Liquidity and Capital Resources

      We have funded our business, to date, primarily from the issuance of equity and debt securities. Cash and cash equivalents as of March 31, 2002 were $1.5 million. At March 31, 2002, we had negative working capital of $3.0 million.

Years Ended March 31, 2001 and 2002

      Net cash used in operating activities was $4.4 million and $15.6 million in 2001 and 2002, respectively. The increase was due to an increase in loss from operations and a decrease in accounts payable and accrued liabilities, offset by an increase in write-down of intangible assets, depreciation and amortization expense and a decrease in accounts receivable.

      Net cash provided by (used in) investing activities was $(8.8 million) and $186,000 in 2001 and 2002, respectively. The increase in cash provided by investing activities was due to a decrease in capital expenditures, restricted cash, and cash paid for acquisitions, net of cash received.

      Net cash provided from financing activities was $15.8 million and $2.9 million in 2001 and 2002, respectively. In 2001, we raised $17.5 million from the sale of common stock, $2.6 million from the exercise of stock options and $428,000 from the exercise of warrants. In 2002, we raised $3.0 million from the sale of convertible debentures and $700,000 from the exercise of stock options.

      On June 29, 2001, we entered into a Loan and Security Agreement with Silicon Valley Bank with a committed revolving line of up to $5.0 million at an interest rate equal to one-half percentage point above the Prime Rate, but never lower than seven percent. The line of credit requires that we maintain the following financial covenants: on a monthly basis, a ratio of quick assets to current liabilities less deferred revenue of at least 1.00; and a loss, based on earnings before interest, taxes, depreciation and other non-cash amortization expenses (EBITDA) of no greater than $2.0 million for the fiscal quarter ended June 30, 2001, and of no greater than $500,000 for each fiscal quarter thereafter, provided that we shall attain positive EBITDA for the fiscal year ending March 31, 2002. During the three months ended December 31, 2001, we paid off and terminated the line of credit agreement.

      In January 2002, we reached a settlement for an early termination of a lease for office space. The lease had a remaining obligation of $9.8 million over the next eight years. In consideration for the early termination, we agreed to forfeit the deposit of $1.1 million of restricted cash and to leave excess office furniture.

      On November 20, 2001, we entered into a convertible debenture and warrant purchase agreement with various investors. Pursuant to this agreement, the investors purchase an aggregate of $3,000,000 in 7% convertible debentures and warrants. The purchase of the convertible debentures and the warrants took place in two tranches. The first tranche closed on November 21, 2001 and the second tranche closed on December 18, 2001. The convertible debentures are due three years from the date of issuance and are convertible into shares of our common stock at a conversion rate equal to the lesser of $0.594 or 80% of the average of the five lowest closing bid prices of the common stock as traded on the Nasdaq National Market System for the ten trading days ending on the trading day immediately before the day the notice of conversion is submitted. Such conversion feature represents a beneficial conversion as such conversion amounts are less than the fair market value of our common stock at the date of issuance. The intrinsic value of the beneficial conversion feature was $1,584,734 based on the relative beneficial conversion amounts and was immediately expensed as interest expense. We also issued warrants to the investors to purchase 2,199,074 shares of common stock that are exercisable at $0.65 per share and expire on November 20, 2006. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $1,287,605 and was recorded as non-cash equity compensation during the three months ended December 31, 2001. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.97% interest rate; five years expected life; and volatility of 110%.

      Also in connection with the issuance of the convertible debentures, we paid $190,000 in cash and issued an additional $150,000 of convertible debentures on the same terms as described above and issued 578,703 warrants to purchase additional shares of common stock for placement agent fees. These fees are recorded in other non-current assets and will be amortized over the term of the debentures. The warrants are exercisable at $0.65 per share and expire on December 17, 2006. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $127,661 and was recorded in other non-current assets and will be amortized over the term of the debentures. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.97% interest rate; five years expected life; and volatility of 110%.

      Management believes, based upon projected operating needs, that our working capital is insufficient for us to maintain our current level of operating activities through March 31, 2003. We have also experienced recurring losses from operations and have negative working capital at March 31, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern. On May 22, 2002, we entered into a definitive agreement to raise approximately $12.0 million through the sale of convertible preferred stock and warrants to institutional investors in a private placement. We filed a Proxy Statement on June 29, 2002, and will seek stockholder approval for the financing, which also requires that stockholders approve a one-for-ten reverse stock split at a special meeting of stockholders, to be held on July 29, 2002, and called for those purposes. In connection with the financing and giving effect to the reverse stock split, we have agreed to issue to the investor group new preferred stock, convertible into between 4.8 and 6.0 million shares of our common stock, and 5-year warrants to purchase 2.4 million shares of our common stock at $2.50 per share. The funding is contingent on the approval of the private placement by stockholders and consummation of the reverse split. Proceeds of the financing will be used for working capital. Management believes that with the completion of the $12 million financing, we will have sufficient working capital to fund our operations through at least March 31, 2003. While we have successfully raised equity capital in the past, there can be no assurance that we will be successful in our efforts to obtain additional financing in the future.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We implemented SFAS No. 141 on July 1, 2001. Such adoption had no impact on our consolidated financial position or results of operations though March 31, 2002. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. We adopted SFAS No. 142 on April 1, 2002. As a result, we have ceased amortization of goodwill and assembled workforce, reducing annual amortization expense by approximately $10.4 million. We will continue to amortize developed technology and customer lists over their remaining lives. We are evaluating the full impact of adopting the new standards and expect to complete the transition impairment test for goodwill before September 30, 2002. In addition, future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

      In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal year beginning after December 15, 2001. We are currently evaluating the provisions of SFAS No. 144 and we have not determined the impact, if any, that this statement will have on our consolidated financial position or results of operations.

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

Risks Associated with the Company

We Have a History of Losses and We Expect to Incur Future Losses If We Are Unable to Successfully and Cost Effectively Develop, Market and Distribute Our Products

      Since our inception, we have had a history of losses and, as of March 31, 2002, we had an accumulated deficit of $179,770,000. Further, the cash requirements to run our business have been and will continue to be significant. In the past, we had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing our software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. If our personnel and third parties are unable to work together and coordinate their efforts in order to quickly and cost-efficiently develop our products, the development process may encounter delays, which could lead to increased operating expenses and future losses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

•	there is market acceptance of commercial services utilizing our products;

•	our competitors announce and develop competing products or significantly lower their prices; and

•	our customers promote our product.

If We Are Unable to Achieve Positive Operating Results, We May Need to Raise Additional Capital and May Not Be Able to Continue to Operate as a Going Concern

      In the past, we have used cash from outside financing to fund our operations. If we cannot achieve positive operating results and positive cash flow, we may need to raise additional funds. There can be no assurances that funds may be raised on acceptable terms or when needed, if at all. If we cannot raise necessary funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated capital requirements, which could have a material adverse effect on our business, operating results and financial condition. If we are unable to achieve positive operating results and are unable to raise additional funds, we may need, among other things, to sell our assets, to further reduce our workforce or to close facilities.

      At March 31, 2002, our current capital resources were $9.5 million and consisted of $1.5 million of cash and $8.0 million of accounts receivable. We also had $6.7 million in liabilities that will need to be paid with cash and negative working capital of $3.0 million.

      Management believes, based upon projected operating needs, that our working capital is insufficient to maintain our current level of operating activities through March 31, 2003. We have also experienced recurring losses from operations and have negative working capital at March 31, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern. On May 22, 2002, we entered into a definitive agreement to raise approximately $12.0 million through the sale of convertible preferred stock and warrants to institutional investors in a private placement. We filed a Proxy Statement on June 29, 2002, and will seek stockholder approval for the financing, which also requires that stockholders approve a one-for-ten reverse stock split at a special meeting of stockholders, to be held on July 29, 2002, and called for those purposes. In connection with the financing and giving effect to the reverse stock split, we have agreed to issue to the investor group new preferred stock, convertible into between 4.8 and 6.0 million shares of our common stock, and 5-year warrants to purchase 2.4 million shares of our common stock at $2.50 per share. The funding is contingent on the approval of the private placement by stockholders and consummation of the reverse split. Proceeds of the financing will be used for working capital.

We Have Previously Incurred and May Incur Future Impairment Losses Related to Intangible Assets from Prior Acquisitions Which Could Negatively Affect Our Future Operating Results

      During the year ended March 31, 2002, we had an impairment write-down of $64.8 million related to intangible assets from prior acquisitions. If our operating performance and the overall market environment do not improve, we may incur additional write-downs of our remaining intangible assets that could adversely affect our financial position, our operating results and our ability to raise additional financing.

We Rely Heavily on Sales of StarTeam and If It Does Not Sustain Market or It Decreases in Acceptance, We Are Likely to Experience Larger Losses

      For the year ended March 31, 2002, we generated 42% of our total revenues and 52% of our licensing revenues from licenses of our StarTeam product line. We believe that revenues generated from StarTeam will continue to account for a large percentage of our revenues for the foreseeable future. A decline in the price of, or demand for, StarTeam would have a material adverse effect on our business, operating results and financial condition. The following events may reduce the demand for StarTeam:

•	competition from other products;

•	flaws in our software products or incompatibility with third-party hardware or software products;

•	negative publicity or evaluation of our company; or

•	obsolescence of the hardware platforms or software environments in which our systems run.

      In addition, our future financial performance will depend upon successfully developing and selling enhanced versions of StarTeam. If we fail to deliver product enhancements or new products for our customers, it will be difficult for us to succeed.

If We Do Not Continue to Receive Repeat Business from Existing Customers, Our Revenue Will Suffer

      We generate a significant amount of our software license revenues from existing customers. Most of our current customers initially purchase a limited number of licenses as they implement and adopt our products. Even if the customer successfully uses our products, customers may not purchase additional licenses to expand the use of our products. Purchases of expanded licenses by these customers will depend on their success in deploying our products, their satisfaction with our products and support services and their use of competitive alternatives. A customer’s decision to widely deploy our products and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our products or services. In addition, as we deploy new versions of our products or introduce new products, our current customers may not require the functionality of our new products and may decide not to license these products.

If We Are Unable to Further Integrate the Operations of Technology Builders, Inc., We May Not Be Able to Successfully Continue to Develop and Market Technology Builders’ Products and Our Revenues May Suffer

      We acquired Technology Builders, Inc. on February 23, 2001. The success of this acquisition will depend on our ability to:

•	successfully integrate and manage its technology and operations;

•	retain its software developers;

•	develop and market new products and enhance existing products based on its technology; and

•	retain its customer base.

      Our failure to successfully address the risks associated with our acquisition of Technology Builders could hurt our ability to develop and market products based on Technology Builders’ technology.

Risks Associated With the Industry

We Face Intense Competition for Application Software Which Could Make It Difficult for Us to Acquire and Retain Customers and Adversely Affect Our Operating Results

      The application software market is intensely competitive and rapidly evolving. Our customers’ requirements and the technology available to satisfy those requirements continually change. We expect competition to intensify in the future. Our principal competitors include in-house development efforts by potential customers or partners, vendors of code management software, and vendors of content management software. Many of these companies have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that may discourage users from purchasing our products. In addition, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

      Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our software in order to attract new customers and keep existing customers. If we have to reduce the purchase price of our software, our revenues may decrease. If we fail to compete successfully against current or future competitors, we could lose customers and our business, operating results and financial condition would suffer.

If We Fail to Establish and Maintain Strategic Relationships, the Market Acceptance of Our Products and Our Financial Performance May Suffer

      To date, the majority of our revenue came from our direct sales efforts. To offer products and services to a larger customer base, our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales will be harmed. We would also lose anticipated customer introductions and co-marketing benefits. In addition, our strategic partners may not regard us as significant for their own businesses. Therefore, they could reduce their commitment to us or terminate their relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products and services. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

We Have Limited Experience Conducting Operations Internationally, Which May Make Overseas Expansion More Difficult and Costly

      To date, we have derived most of our revenues from sales to North American customers. We plan to expand our international operations in the future. There are many barriers and risks to competing successfully in the international marketplace, including:

•	costs of customizing products for foreign countries;

•	foreign currency risks;

•	dependence on local vendors;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles; and

•	import and export restrictions and tariffs.

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

If We Fail to Effectively Manage and Support Our Anticipated Growth in Operations, We May Not Achieve Future Revenue Growth and Profitability

      To succeed in the implementation of our business strategy, we must rapidly execute our sales strategy, further develop and enhance products and expand our service capabilities. To manage anticipated growth resulting from this strategy, we must:

•	continue to implement and improve our operational, financial and management information systems;

•	hire, train and retain qualified personnel;

•	continue to expand and upgrade core technologies; and

•	effectively manage multiple relationships with our customers, applications developers and other third parties.

      If we fail to manage and support our growth as planned, our business strategy, the anticipated growth in revenues and our profitability may not be achieved.

We May Be Unable to Adequately Protect Our Intellectual Property Rights, Which Could Result in the Use of Our Technology by Competitors or Other Third Parties

      Our success depends significantly on our ability to protect our proprietary technologies. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services to our detriment. We rely on a combination of trade secrets, patents, confidentiality provisions and other contractual provisions to protect our proprietary rights, but these legal means provide only limited protection.

Our Products Use Technology that May Infringe on the Proprietary Rights of Third Parties, Which May Expose Us to Litigation and Other Costs

      As the number of entrants into our market increases, the possibility of a patent infringement claim against us grows. For example, we inadvertently may be infringing a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware, which will cause us to infringe such patent when it is issued in the future. To address any patent infringement claims, we may have to enter into royalty or licensing agreements on commercial terms that are not favorable to us. A successful claim of patent infringement against us, or our failure to license the infringed or similar technology, may cause us to delay or cancel shipment of our products or result in significant costs. This could hurt our revenues and profitability and result in a material adverse effect on our business, operating results and financial condition. In addition, any infringement claims, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from administering our core business.

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

Risks Associated With Our Common Stock

If the Price of Our Common Stock Remains Below $1.00, Our Common Stock May Be Delisted from Nasdaq

      The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the Nasdaq National Market and the Nasdaq SmallCap Market. The standards for continued listing on either market require, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. A deficiency in the bid price maintenance standard will be deemed to exist if the issuer fails the individual stated requirement for thirty consecutive trading days, with a 90-day cure period, with respect to the Nasdaq National Market, and a 180-day cure period with respect to the Nasdaq SmallCap Market. On February 14, 2002, we received a 30-day deficiency notice from The Nasdaq Stock Market, Inc., for failure to comply with the $1.00 minimum bid price per share for the last 30 consecutive trading days. We transferred to the Nasdaq SmallCap Market on May 28, 2002, in order to take advantage of the longer 180-day cure period. If the price deficiency is cured during the 180-day period, and we otherwise continue to comply with the Nasdaq National Market maintenance standards, we could then transfer back to the Nasdaq National Market by February 10, 2003. If we do not comply with the $1.00 minimum bid price at the end of the 180-day cure period, we may also be eligible for an additional 180-calendar day grace period provided we meet the initial listing criteria for the Nasdaq SmallCap Market. If our common stock were to be excluded from Nasdaq, the prices of our common stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on Nasdaq.

If Our Outstanding Warrants and Options Are Exercised, There Will Be Further Dilution to Our Common Stockholders

      As of March 31, 2002, we had 3,670,862 warrants to purchase the equivalent number of shares of our common stock outstanding at prices ranging from $0.65 to $6.81. In addition, as of March 31, 2002, we had 24,405,883 stock options granted outstanding with a weighted-average exercise price of $2.53, of which 9,989,453 are exercisable at a weighted-average exercise price of $3.19 at March 31, 2002. Exercise of either the outstanding warrants or granted stock options will dilute the position of our common stockholders.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      We do not use derivative financial instruments for our investment purposes, nor do we have any foreign exchange hedging contracts.

Exchange Rate Risk

      We have minimal risk related to currency fluctuations. Less than 10% of our revenues are from sources outside the United States and all sales are denominated in U.S. dollars. We have subsidiaries in Canada and the United Kingdom; therefore, we are subject to exchange rate risk related to the translation and consolidation of our subsidiaries’ financial statements.

Interest Rate Risk

      We may be exposed to interest rate risk related to the Accounts Receivable Purchase Agreement that we entered into with Silicon Valley Bank in April 2002, which allows us to sell up to $4.0 million of our accounts receivable with a finance charge equal to 5.0% above Prime Rate.

Intangible Asset Risk

      We have a substantial amount of intangible assets. During the 2002 fiscal year, as a result of the deterioration of the economy, the decrease in IT spending, the lack of demand for the products obtained in the worldweb.net acquisition and the significant reduction in headcount, we recorded a write-down of intangible assets of $64.8 million. Future deterioration of the economy could result in further impairment of our intangible assets, requiring us to record an additional write down expense.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and

Stockholders of Starbase Corporation:

      We have audited the accompanying consolidated balance sheets of Starbase Corporation and its subsidiaries (the Company) as of March 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Starbase Corporation and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations and negative working capital raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

May 28, 2002

STARBASE CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2002	2001

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,530	$14,075
Restricted cash	62	257
Marketable securities	9	3
Accounts receivable, net of allowances of $1,561 (2002) and $2,166 (2001)	7,980	16,148
Notes and other receivables, net of allowance of $150 (2002) and $760 (2001)	14	200
Prepaid expenses and other current assets	704	1,183

Total current assets	10,299	31,866
Property and equipment, net	4,503	7,953
Intangible assets, net	20,956	107,628
Note receivable from officer	109	104
Other non-current assets	620	1,487

Total assets	$36,487	$149,038

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,953	$11,104
Accrued compensation	2,344	3,381
Other accrued liabilities	1,267	6,706
Deferred revenue	6,598	8,950
Current portion of long-term obligations	144	344

Total current liabilities	13,306	30,485
Long-term liabilities:
Long-term obligations, less current portion	42	238
Convertible debentures	1,632	—
Long-term deferred revenue	—	121

Total long-term liabilities	1,674	359

Total liabilities	14,980	30,844
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued and outstanding at March 31, 2002 and 2001	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 79,655,488 and 69,386,443 issued and outstanding at March 31, 2002 and 2001	797	694
Additional paid-in capital	201,030	193,321
Accumulated deficit	(179,770)	(74,857)
Deferred non-cash compensation	(397)	(662)
Notes receivable	(36)	(219)
Accumulated other comprehensive loss	(117)	(83)

Net stockholders’ equity	21,507	118,194

Total liabilities and stockholders’ equity	$36,487	$149,038

The accompanying notes are an integral part of the consolidated financial statements.

STARBASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Revenues:
License	$26,601	$31,735	$14,486
Maintenance	10,478	6,183	2,012
Service	8,292	3,722	1,034

Total revenues	45,371	41,640	17,532
Cost of Revenues:
License	5,160	1,330	1,042
Service	6,202	4,560	1,480
Amortization and write-down of intangibles	8,844	2,426	94

Total cost of revenues	20,206	8,316	2,616

Gross margin	25,165	33,324	14,916
Operating Expenses:
Research and development	14,529	12,327	4,552
Sales and marketing	27,498	21,888	9,097
General and administrative	8,145	7,231	3,898
Non-cash equity based compensation	1,259	1,502	629
In-process research and development	—	1,200	2,130
Amortization and write-down of intangibles	76,732	6,686	377

Total operating expenses	128,163	50,834	20,683

Operating loss	(102,998)	(17,510)	(5,767)
Interest and other income (expense)	(1,787)	980	50

Loss before income taxes	(104,785)	(16,530)	(5,717)
Provision for income taxes	128	22	1

Net loss	(104,913)	(16,552)	(5,718)
Non-cash dividend and accretion of beneficial conversion feature	—	—	549

Net loss applicable to common stockholders	$(104,913)	$(16,552)	$(6,267)

Per share data:
Basic and diluted net loss per common share	$(1.49)	$(0.34)	$(0.19)

Basic and diluted weighted-average common shares outstanding	70,589	49,107	33,412

The accompanying notes are an integral part of the consolidated financial statements.

STARBASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

	Years Ended March 31,

	2002	2001	2000

	(In thousands)
Net loss	$(104,913)	$(16,552)	$(5,718)
Other comprehensive loss:
Foreign currency translation adjustments	(40)	35	—
Unrealized gain (loss) on available-for-sale securities	6	(8)	(110)

Total comprehensive loss	$(104,947)	$(16,525)	$(5,828)

The accompanying notes are an integral part of the consolidated financial statements.

STARBASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,

	2002	2001	2000

	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(104,913)	$(16,552)	$(5,718)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	25,287	10,187	865
Write-down of intangibles	64,810	—	—
In-process research and development	—	1,200	2,130
Provision for doubtful accounts	704	1,038	754
Loss on disposition of property and equipment	—	(3)	5
Non-cash equity based compensation	(27)	1,502	629
Non-cash equity based compensation related to warrant issuances	1,288	—	—
Non-cash interest expense	1,897	—	—
Gain on sales of available-for-sale securities	—	—	(78)
Equity in loss of investee	—	—	250
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	7,614	(6,313)	(3,535)
Notes and other receivables	36	(56)	(722)
Prepaid expenses and other assets	733	42	(203)
Other non-current assets	74	2	(529)
Accounts payable and accrued liabilities	(10,658)	5,204	1,592
Deferred revenue	(2,473)	(643)	3,105

Net cash used in operating activities	(15,630)	(4,392)	(1,455)
Cash Flows from Investing Activities:
Decrease (increase) in restricted cash	1,226	39	40
Proceeds from sale of available-for-sale securities	—	—	1,141
Investment in equity investee	—	—	(250)
Cash paid for acquisitions, net of cash acquired	—	(4,039)	57
Proceeds from sale of property and equipment	—	29	—
Capital expenditures	(1,040)	(4,816)	(490)

Net cash provided by (used in) investing activities	186	(8,787)	498
Cash Flows from Financing Activities:
Borrowings under line of credit	1,500	—	—
Payment of line of credit	(1,500)	—	—
Proceeds from issuance of common stock:
From private placements	—	17,500	4,225
For payment of expenses	—	—	—
Exercise of options	700	2,557	2,030
Exercise of warrants	—	428	5,495
Proceeds from sale of convertible debentures	3,000	—	—
Payment of financing related costs	(190)	(1,570)	(575)
Payments on capital lease obligations	(571)	(3,144)	(133)

Net cash provided by financing activities	2,939	15,771	11,042
Effect of exchange rate changes on cash and cash equivalents	(40)	35	—

Net increase (decrease) in cash and cash equivalents	(12,545)	2,627	10,085
Cash and cash equivalents, beginning of year	14,075	11,448	1,363

Cash and cash equivalents, end of year	$1,530	$14,075	$11,448

Supplemental Cash Flow Information:
Interest paid	$108	$35	$31

Income taxes paid	$128	$22	$1

Non-cash investing and financing transactions:
Non-cash preferred stock and common stock dividends			$549

Conversion of preferred stock to common stock			$48

Capitalized lease and insurance financing	$254	$171	$90

Change in net unrealized gain (loss) on securities available-for-sale	$6	$(8)	$(110)

Common stock for offering expense			$231

Common stock issued in satisfaction of liabilities	$3,022

Conversion of convertible debentures to common stock	$1,662

Exchange of property and equipment for liabilities	$1,300

See Note 9 for details of assets acquired and liabilities assumed in purchase transactions.

The accompanying notes are an integral part of the consolidated financial statements.

STARBASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

									Accumulated
	Preferred Stock		Common Stock		Additional		Deferred		Other	Total
					Paid-in	Accumulated	Non-cash	Notes	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Receivable	Loss	Equity

	(In thousands)
BALANCE at March 31, 1999	589	$6	28,636	$286	$56,208	$(52,038)	$—	$—	$—	$4,462
Preferred stock conversion to common stock	(589)	(6)	4,775	48	(42)	—	—	—	—	—
Options and warrants issued for services provided	—	—	—	—	629	—	—	—	—	629
Common stock issued:
Exercise of options	—	—	1,510	15	2,015	—	—	—	—	2,030
Exercise of warrants	—	—	4,893	49	5,446	—	—	—	—	5,495
Acquisition	—	—	1,869	19	23,813	—	—	—	—	23,832
Private placement	—	—	2,504	25	4,200	—	—	—	—	4,225
Payment of financing related costs	—	—	129	1	(576)	—	—	—	—	(575)
Non-cash dividend and accretion of beneficial conversion feature	—	—	—	—	549	(549)	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(110)	(110)
Net loss	—	—	—	—	—	(5,718)	—	—	—	(5,718)

BALANCE at March 31, 2000	—	—	44,316	443	92,242	(58,305)	—	—	(110)	34,270

Options and warrants issued for services provided	—	—	—	—	1,480	—	22	—	—	1,502
Common stock issued:
Exercise of options	—	—	1,052	11	2,546	—	—	—	—	2,557
Exercise of warrants	—	—	221	2	426	—	—	—	—	428
Acquisitions	—	—	20,586	206	80,045	—	—	—	—	80,251
Private placement	—	—	3,211	32	17,468	—	—	—	—	17,500
Payment of financing related costs	—	—	—	—	(1,570)	—	—	—	—	(1,570)
Deferred non-cash compensation for assumed options	—	—	—	—	684	—	(684)	—	—	—
Notes receivable for exercise of options	—	—	—	—	—	—	—	(219)	—	(219)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	35	35
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	(16,552)	—	—	—	(16,552)

BALANCE at March 31, 2001	—	—	69,386	694	193,321	(74,857)	(662)	(219)	(83)	118,194

Options and warrants issued for services provided	—	—	—	—	(292)	—	265	—	—	(27)
Common stock issued:
Exercise of options	—	—	519	5	512	—	—	—	—	517
Conversion of convertible debentures	—	—	4,039	41	4,496	—	—	—	—	4,537
In satisfaction of liabilities	—	—	5,711	57	2,993	—	—	—	—	3,050
Payments on notes receivable	—	—	—	—	—	—	—	183	—	183
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(40)	(40)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	(104,913)	—	—	—	(104,913)

BALANCE at March 31, 2002	—	$—	79,655	$797	$201,030	$(179,770)	$(397)	$(36)	$(117)	$21,507

The accompanying notes are an integral part of the consolidated financial statements.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

      Starbase Corporation, a Delaware corporation (the Company), provides software management tools and professional consulting services to assist our customers in managing their development projects from beginning to end (Application Lifecycle Management) and allowing them to develop their software solutions and applications in a more efficient manner. The Company’s tools enable geographically dispersed software developers to work as a team over corporate intranets and the Internet. The Company’s flagship product, StarTeam, focuses primarily on supporting joint development efforts regardless of the developers’ location. The Company’s Caliber products provide requirements management capabilities that help customers define their software projects and meet end-user needs. The Company’s CodeWright product helps its customers’ developers edit their software code with ease. In addition, the Company provides or resells other products to assist its customers with their software projects. The Company’s customers include management information systems executives, software developers, sales and marketing personnel, graphic designers and Webmasters.

Basis of Presentation

      The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Management Plans and Going Concern

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management believes, based upon projected operating needs, that the Company’s working capital is insufficient for the Company to maintain its current level of operating activities through March 31, 2003. As shown in the consolidated financial statement, the Company has also experienced recurring losses from operations and has negative working capital at March 31, 2002. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company’s continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately, to obtain successful operations. On May 22, 2002, the Company entered into a definitive agreement to raise approximately $12.0 million through the sale of convertible preferred stock and warrants to institutional investors in a private placement. The Company filed a Proxy Statement on June 29, 2002, and will seek stockholder approval for the financing, which also requires that stockholders approve a one-for-ten reverse stock split at a special meeting of stockholders, to be held on July 29, 2002, and called for those purposes. In connection with the financing and giving effect to the reverse stock split, the Company has agreed to issue to the investor group new preferred stock, convertible into between 4.8 and 6.0 million shares of the Company’s common stock, and 5-year warrants to purchase 2.4 million shares of the Company’s common stock at $2.50 per share. The funding is contingent on the approval of the private placement by stockholders and consummation of the reverse split. Proceeds of the financing will be used for working capital. Management believes that with the completion of the $12.0 million financing, the Company will have sufficient working capital to fund its operations through at least March 31, 2003. While the Company has successfully raised equity capital in the past, there can be no assurance that the Company will be successful in their efforts to obtain additional financing in the future.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

      The Company measures the financial statements for its foreign subsidiaries using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at the rates prevailing during the year. Translation adjustments from this process are included in stockholders’ equity. Any gains or losses from foreign currency transactions are included in other income.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents are held in uninsured money market funds with one institution.

Restricted Cash

      On September 18, 1998, the Company pledged $118,000 of cash for an irrevocable letter of credit related to the lease of new office space that was classified as restricted cash on the balance sheet. The letter of credit was reduced by 33.33% each year and expired on July 2, 2001. At March 31, 2002, the balance of the letter of credit was zero.

      In February 2001, the Company assumed a balance of $1,124,069 of restricted cash as a result of the acquisition of worldweb.net, Inc. (worldweb) (Note 9). The cash was pledged as collateral in connection with the lease of worldweb’s operating facility. In January 2002, the Company forfeited the restricted cash for early termination of the lease (Note 10).

      The Company assumed a balance of $309,000 of restricted cash as a result of the acquisition of Technology Builders, Inc. (TBI) (Note 9). The cash was pledged as collateral in connection with the lease of TBI’s operating facility. The letter of credit will be reduced by 20% each year and will expire in February 2006. At March 31, 2002, the balance of the letter of credit was $247,200.

Marketable Securities

      The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires the Company to classify and account for investments in equity securities that have readily determinable fair values and all debt securities as follows: (1) debt securities that the Company has the intent and the ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity.

      In March 1999, the Company received marketable equity securities in exchange for accounts receivable valued at $121,000. As of March 31, 2002, the fair market value of the security was $9,000. The unrealized loss of $112,000 has been recorded as a separate component of stockholders’ equity.

Accounts and Notes Receivable

      The Company sells its products worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses, and those losses have been within management’s estimates. Allowances for sales returns are included in accounts receivable on the accompanying balance sheets and are based on historical experience.

      Activity related to the allowance accounts for the years ended March 31, 2002, 2001 and 2000 is as follows:

	Balance at	Charges to			Balance at
	Beginning	Costs and	From		End of
	of Period	Expenses	Acquisitions	Deductions	Period

	(In thousands)
Year ended March 31, 2002:
Allowance for doubtful accounts	$2,926	$704	$—	$(1,919)	$1,711
Year ended March 31, 2001:
Allowance for doubtful accounts	$909	$1,229	$979	$(191)	$2,926
Year ended March 31, 2000:
Allowance for doubtful accounts	$155	$838	$—	$(84)	$909

Inventories

      Inventories consist of the Company’s software products and packaging and are stated at the lower of first-in, first-out cost or market. Inventories are included in prepaid expenses and other assets.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are calculated under the straight-line basis over the shorter of the estimated useful lives of the respective assets, generally three to seven years, or the related lease term. At March 31, 2002 and 2001, property and equipment included equipment under capital leases, net of accumulated amortization, of $79,000 and $173,000, respectively.

Impairment of Long-Lived Assets

      The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events, or changes in circumstances, which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred. See Note 13 for discussion.

      Due to the recent deterioration of the economy, the decrease in IT spending, the lack of demand for products obtained in the worldweb.net acquisition and the significant reduction in headcount during the 2002 fiscal year, the Company determined that the amounts recorded for goodwill, assembled workforce and customer lists were impaired. See Note 13 for further discussion.

Intangible Assets

      Developed technology (Notes 2 and 9) is recorded at cost and amortized on a straight-line basis over two to five years. Accumulated amortization was $9,155,000 and $2,932,000 at March 31, 2002 and 2001, respectively.

      Goodwill arising from acquisitions (Notes 2 and 9) is amortized on a straight-line basis over five years. Accumulated amortization was $19,954,000 and $6,327,000 at March 31, 2002 and 2001, respectively.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Customer lists arising from acquisitions (Notes 2 and 9) is amortized on a straight-line basis over two to four and one-half years. Accumulated amortization was $1,215,000 and $166,000 at March 31, 2002 and 2001, respectively.

      Assembled workforce arising from acquisitions (Notes 2 and 9) is amortized on a straight-line basis over four to five years. Accumulated amortization was $987,000 and $175,000 at March 31, 2002 and 2001, respectively.

      Manufacturing license is recorded at cost and is amortized on a straight-line basis over three years. Accumulated amortization was $75,000 and $7,000 at March 31, 2002 and 2001, respectively.

Revenue Recognition

      Revenue is recognized if the criteria of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, are met. If the arrangement does not require significant production, modification, or customization of software, revenue is recognized when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery (passage of title) has occurred.

•	The vendor’s fee is fixed or determinable.

•	Collectibility is probable.

      License revenues from sales of software licenses are recognized upon shipment of the related products and transfer of title. Maintenance revenue is deferred and recognized ratably over the contractual maintenance period, generally one year. Service revenue from training and consulting is recognized after the related services have been performed.

      If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectibility, or vendor-specific objective evidence about the value of an element are not met at the date of shipment, revenue recognition is deferred until such elements are known or resolved.

      License revenues from sales of software licenses through indirect channels are recorded upon shipment when an end-user purchase order has been obtained and collectibility is assured on standard payment terms. No provision for estimated returns is recorded, as historically such returns have been minimal.

Warranty and Sales Returns

      The Company warrants products against defects for 90 days. Warranty costs, which are not significant, have been accrued based on management’s estimates.

Advertising Expense

      The Company expenses all advertising costs as incurred, and such costs were $426,000, $1.3 million, and $752,000 for the years ended March 31, 2002, 2001 and 2000, respectively.

Research and Development

      In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, technological feasibility is typically established when a working model is completed and its consistency with product design has been confirmed by testing. As technological feasibility typically is established immediately prior to the first customer shipment, capitalizable research and development costs are insignificant. Consequently, all research and development costs are expensed as incurred.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

      The Company’s balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, accounts receivable, notes and other receivables, accounts payable, accrued liabilities and convertible debentures. The Company considers the carrying value of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and convertible debentures in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. Based on interest rates currently available, the fair value of the notes receivable and the Company’s other financial instruments generally approximate their fair values at March 31, 2002 and 2001.

Stock-Based Compensation

      The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

Net Loss Per Share

      Basic and diluted net loss per share applicable to common stockholders is computed using the weighted-average number of common shares outstanding during the periods presented. Potentially dilutive shares, stock options, warrants, and Escrow Shares, have not been included where inclusion would be antidilutive. Escrow Shares (1,418,638) will be released to the founders upon attaining certain defined cash flow requirements. The release of the Escrow Shares will be deemed compensatory and, accordingly, will result in charges to earnings equal to the fair market value of these shares recorded ratably over the period beginning on the date when management determines that the cash flow requirements are probable of being met and ending on the date when the goal is attained, causing the Escrow Shares to be released. At the time a goal is attained, previously unrecognized compensation expense will be adjusted by a one-time charge based on the then fair market value of the shares released from escrow. Such charges could substantially reduce the Company’s net income or increase the Company’s loss for financial reporting purposes in the periods such charges are recorded. Based upon historical results, the attainment of the goal is not probable at this time. However, this does not preclude the attainment of the goal with future results.

      For the year ended March 31, 2002, net loss and net loss applicable to common stockholders was $104,913,000. For the year ended March 31, 2001, net loss and net loss applicable to common stockholders was $16,552,000. For the year ended March 31, 2000, net loss applicable to common stockholders was $6,267,000, representing net loss of $5,718,000, plus non-cash dividend and accretion of a beneficial conversion feature of $549,000 consisting of $501,000 associated with the Series H Preferred Stock, and $48,000 associated with the Series I Preferred Stock.

      Potentially dilutive securities, which consist of options to purchase 9,989,453 shares of common stock at prices ranging from $0.46 to $14.63 per share, warrants to purchase 3,670,862 shares of common stock at prices ranging from $0.65 to $6.81 per share, convertible debentures that could convert into 7,156,002 shares

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of common stock and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended March 31, 2002. Potentially dilutive securities, which consist of options to purchase 6,487,914 shares of common stock at prices ranging from $0.63 to $14.63 per share, warrants to purchase 893,085 shares of common stock at prices ranging from $0.73 to $6.81 per share and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended March 31, 2001. Potentially dilutive securities, which consist of options to purchase 2,832,465 shares of common stock at prices ranging from $0.63 to $13.07 per share, warrants to purchase 239,669 shares of common stock at prices ranging from $0.73 to $2.00 per share, and 1,418,638 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the year ended March 31, 2000.

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

Comprehensive Income (Loss)

      For the year ended March 31, 2002, the difference between net loss and comprehensive net loss was an unrealized gain for available-for-sale securities of $6,000, and foreign currency translation adjustments of $(40,000). For the year ended March 31, 2001, the difference between net loss and comprehensive net loss was an unrealized loss for available-for-sale securities of $8,000, and foreign currency translation adjustments of $35,000. For the year ended March 31, 2000, the difference between net loss and comprehensive net loss was an unrealized loss for available-for-sale securities of $110,000.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Such adoption had no impact on the Company’s consolidated financial position or results of operations though March 31, 2002. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on April 1, 2002. As a result, the Company has ceased amortization of goodwill and assembled workforce, reducing annual amortization expense by approximately $10.4 million. The Company will continue to amortize developed technology and customer lists over their remaining lives. The Company is evaluating the full impact of adopting the new standards and we expect to complete the transition impairment test for goodwill before September 30, 2002. In addition, future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

      In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal year beginning after December 15, 2001. The Company is currently evaluating the provision of SFAS No. 144 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

2.	Composition of Certain Balance Sheet and Statement of Operations Captions

	March 31,	March 31,
	2002	2001

	(In thousands)
Property and equipment:
Computer hardware	$2,527	$2,498
Furniture and fixtures	1,330	2,000
Computer software	3,970	3,394
Motor vehicle	—	32
Leasehold improvements	707	1,735

	8,534	9,659
Less accumulated depreciation and amortization	(4,031)	(1,706)

	$4,503	$7,953

Intangible assets:
Patents and trademarks	$20	$20
Manufacturing license	385	470
Developed technology	19,489	22,233
Customer lists	1,969	2,761
Assembled workforce	2,907	4,868
Goodwill	27,591	86,904

	52,361	117,256
Less accumulated amortization	(31,405)	(9,628)

	$20,956	$107,628

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amounts recorded for non-cash equity based compensation for the years ended March 31, 2002, 2001 and 2000 relate to the following consolidated statement of operation categories:

	March 31,	March 31,	March 31,
	2002	2001	2000

	(In thousands)
Research and development	$(125)	$50	$—
Sales and marketing	75	95	—
General and administrative	1,309	1,357	629

	$1,259	$1,502	$629

3.	Capital Leases and Long-Term Obligations

      The Company is the lessee of certain office equipment under capital leases that expire from 2002 through 2005. The assets are depreciated over their estimated useful lives.

      The future annual minimum lease payments under the capital leases are as follows:

(In thousands)
Years ending March 31:
2003	$97
2004	27
2005	1

Total minimum lease payments	125
Less amount representing interest	(9)

Present value of minimum lease payments	116
Less current maturities	(90)

$26

      As a result of the acquisition of TBI (Note 9), the Company assumed $305,900 of long-term obligations. As of March 31, 2002, the following notes were outstanding:

	Monthly	Interest	Outstanding
	Payment	Rate	Balance

	(In thousands)
Note due September 2002	$2	8.5%	$12
Note due July 2003	$4	10.0%	$58

      Principal payments related to such notes are due as follows:

(In thousands)
Years ending March 31:
2003	$54
2004	16

Total principal payments	$70

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Income Taxes

      The provision for income taxes for the years ended March 31, 2002, 2001 and 2000 is comprised of the following:

	March 31,	March 31,	March 31,
	2002	2001	2000

	(In thousands)
Current:
Federal	$—	$—	$—
Foreign	13	—	—
State	115	22	1

	128	22	1
Deferred:
Federal	(31,685)	(9,613)	(4,721)
State	937	(1,630)	(958)

	(30,748)	(11,243)	(5,679)
Valuation allowance	30,748	11,243	5,679

Total provision	$128	$21,923	$1

      The reported provision for income taxes for the years ended March 31, 2002, 2001 and 2000 differs from the amount computed by applying the statutory federal income tax rate of 35% to the loss before income taxes as follows:

	March 31,	March 31,	March 31,
	2002	2001	2000

Benefit computed at statutory rates	(35.00)%	(35.00)%	(35.00)%
Increase resulting from:
State tax	0.07%	0.01%	0.01%
Goodwill	23.86%	15.56%	14.71%
Change in valuation allowance	11.06%	18.6%	17.83%
Other	0.13%	0.84%	2.46%

	0.12%	0.01%	0.01%

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences and carryforwards that give rise to the Company’s deferred income tax assets and liabilities consist of the following:

	March 31,	March 31,	March 31,
	2002	2001	2000

	(In thousands)
Net operating loss carryforwards	$63,125	$37,933	$17,040
State taxes	—	—	—
Research credit carryforwards	3,287	1,805	1,286
Deferred revenue	—	327	1,761
Other accrueds	1,663	2,806	833
Amortization of intangibles	(5,165)	(10,709)	—

Net deferred income tax assets	62,910	32,162	20,920
Valuation allowance	(62,910)	(32,162)	(20,920)

Net deferred tax assets	$0	$0	$0

      As of March 31, 2002, a valuation allowance of $62.9 million has been provided based upon the Company’s assessment of the future realizability of certain tax deferred assets, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

      At March 31, 2002, approximately $5.0 million of the valuation allowance is attributable to the potential tax benefit of stock option transactions, which will be credited directly to stockholders’ equity if realized.

      At March 31, 2002, the Company had net operating loss carryforwards of approximately $170.0 million and $42.0 million for federal and state income tax purposes, respectively, which are available to offset future federal and state taxable income. These federal and state net operating loss carryforwards begin to expire in 2008 and 2002, respectively. The ability of the Company to utilize the federal and state net operating loss carryforwards may be subject to annual limitations under certain provisions of the Internal Revenue Code, as a result of ownership changes.

5.     Related Party Transactions

      In May 2001, the Company loaned Mr. Phillip E. Pearce, a member of the Board of Directors, the sum of $150,000. The loan is evidenced by a promissory note and bears interest at a rate of 8% per annum, payable at maturity. The maturity date on the note was February 28, 2002, and the note is now in default. Mr. Pearce has informed the Company that he loaned the proceeds of the note to eCollaboratory, a company owned by Mr. Daniel P. Ginns, a director of the Company. Mr. Pearce has also informed the Company that he does not intend to repay the note unless his loan to eCollaboratory is repaid. As a result, the Company has reserved the outstanding amount of the loan to Mr. Pearce.

      During the year ended March 31, 2002, the Company paid $17,063 for consulting services to Mr. Daniel P. Ginns, a member of the Board of Directors.

      In the fiscal year ended March 31, 2001, the Company entered into a technology purchase from eCollaboratory for the purchase amount of $1.7 million, which included amounts previously advanced to eCollaboratory. During the fiscal year ended March 31, 2001, Mr. Daniel P. Ginns, owner, director and the chief executive officer of eCollaboratory, received a salary from eCollaboratory, and Mr. Phillip E. Pearce, a former director of eCollaboratory, received fees for his services as a director from eCollaboratory.

      During the year ended March 31, 2001, the Company paid $12,563 for consulting services to Mr. Daniel P. Ginns, a member of the Board of Directors.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the quarter ended December 31, 2000, the Company, eCollaboratory, and OpenAvenue, Inc. entered into a portal development and license agreement where OpenAvenue granted to eCollaboratory and the Company a software license for its OAsis portal software and exclusive rights to the Company to sell its OAsis portal software. In consideration of the licenses granted, eCollaboratory will pay OpenAvenue $1.0 million. The Company also agreed to apply $250,000 as a credit against amounts owed by OpenAvenue from a short-term loan. In addition, the Company agreed to loan funds to eCollaboratory on a short-term basis until eCollaboratory’s financing arrangements are completed. eCollaboratory is a Delaware company incorporated to, among other things, be a showcase for the promotion and marketing of product integration solutions using the Company’s proprietary StarTeam software and products of other companies.

      During the quarter ended September 30, 1999, the Company invested $250,000 for 900,000 shares of common stock, or 47%, of OpenAvenue Inc (OpenAvenue), which was subsequently reduced to 21% as of March 31, 2000, due to the issuance of additional equity by OpenAvenue. OpenAvenue is an internet portal company for open-source knowledge and effort sharing over the internet, providing a meeting and work-place for virtual development teams acting in concert on distributed projects. The Company accounts for this ownership under the equity method of accounting for investments in common stock and through the year ended March 31, 2000, the Company’s equity in losses of OpenAvenue reduced the net investment to zero. In addition, the Company agreed to loan OpenAvenue up to $750,000 on a short-term basis until OpenAvenue’s financing arrangements are completed. As of March 31, 2001, the amount outstanding from the loan was $759,817. The loan balance was fully reserved for as of March 31, 2001 because of the uncertainty of repayment, and such provision was included in selling, general and administrative expense in the year ended March 31, 2001. During the year ended March 31, 2002, the fully reserved loan balance was written off.

      The Company also entered into a software license agreement with OpenAvenue, where a one-time license fee of $1,000,000 would be paid in equal quarterly installments over the next twelve months. The Company recognized revenue of $500,000 during the three month period ended December 31, 1999, and deferred recognition of the remaining $500,000 because the ability to collect the second $500,000 was not certain. Under the same agreement, the Company would also provide maintenance and support services for the licensed software for an annual fee of $180,000, which would also be paid in equal quarterly installments over the next twelve months. The Company recorded the annual maintenance fee as deferred revenue and recognized it ratably over the applicable twelve month period. During the year ended March 31, 2001, the Company determined the remaining balance due from OpenAvenue was uncollectible and reversed the outstanding accounts receivable balance and the offsetting deferred revenue. As of March 31, 2002, deferred revenue and accounts receivable balances were zero.

      In fiscal 1995, the Board of Directors authorized the Company to loan William R. Stow III, a member of the Board of Directors and former President and CEO of the Company, the sum of $126,000. Principal and accrued interest aggregated $108,743 and $103,915 at March 31, 2002 and 2001, respectively. The loan is evidenced by a promissory note and is collateralized by 33,333 shares of the Company’s common stock, which are owned by Mr. Stow. The note bears interest at a rate of 6.34% per annum, payable at maturity. The maturity date was originally November 4, 1998, and during the year ended March 31, 2002, the maturity date on the note was extended to November 4, 2002.

6.     Equity Transactions

      The Company has authorized 150,000,000 shares of common stock and 10,000,000 shares of preferred stock with a par value of $0.01 per share. There was no preferred stock outstanding at March 31, 2002.

      The Company accounts for the beneficial conversion feature of convertible preferred stock in accordance with Emerging Issues Task Force Issue No. 98-5. Under Issue No. 98-5, the beneficial conversion feature of convertible preferred stock is recognized as a dividend and additional paid-in capital. The amount of the beneficial conversion feature is measured at the date of the issuance of the convertible security as the

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference between the conversion price and the market value of the common stock into which the security is convertible. This amount is recorded as a non-cash dividend, with a corresponding increase to additional paid-in capital, and is recognized over the period from issuance date to the date the preferred stock is first convertible. For the years ended March 31, 2000, the non-cash dividend and accretion of beneficial conversion feature was $549,000. There was no non-cash dividend and accretion of beneficial conversion feature for the years ended March 31, 2002 and 2001.

Activity for the Year Ended March 31, 2002

      During December 2001, the Company issued 120,759 shares of its common stock, valued at $68,833, for a settlement related to the acquisition of worldweb.net, Inc. The settlement was based on the fair market value of the Company’s common stock at the date of exchange and was recorded as amortization and write-down of intangible expense. Additionally, the Company issued 3,221,155 shares of its common stock to satisfy $1,268,217 of outstanding liabilities consisting of $1,188,950 of accounts payable and $79,267 of short-term debt. The exchange of common stock for liabilities was based on a 20% discount to the fair market value of the Company’s common stock at the date of exchange and the discount was expensed as follows: $26,950 interest and other income (expense); and $430,752 amortization and write-down of intangible expense.

      During January 2002, the Company issued 189,873 shares of its common stock, valued at $100,633 to satisfy outstanding accounts payable. The settlement was based on the fair market value of the Company’s common stock at the date of exchange. Therefore, no gain or loss was realized. Additionally, the Company issued 2,178,641 shares of its common stock to satisfy $1,102,297 of outstanding accounts payable. The exchange of common stock for accounts payable was based on a 20% discount to the fair market value of the Company’s common stock at the date of exchange and the discount of $52,442 was expensed as follows: $12,990 general and administrative expense; $9,771 research and development expense; and $29,681 amortization and write-down of intangible expense.

      During the year ended March 31, 2002, $1,517,950 of convertible debentures (Note 11) were converted into 3,998,364 shares of common stock and 40,336 shares of common stock were issued for $13,749 of accrued interest related to the convertible debentures.

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

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

115,830 shares are exercisable at $2.09 per share and expire on September 3, 2002. The fair value of these warrants using the Black-Scholes model at the date of grant was $2,749,637. At November 6, 1999, the warrants were repriced to $1.00 per share and subsequently exercised.

      During September 1999, the Company bought back 119 shares of Series H Preferred Stock for $119,000. The shares were originally issued in lieu of cash for finder’s fees relating to the Series H Preferred Stock private placement.

Warrants

      Warrant activity for the years ended March 31, 2000, 2001 and 2002 was as follows:

		Warrant Price
	Shares	Per Share

Outstanding at March 31, 1999	2,984,388	$0.59 - $3.25
Granted	2,148,011	$2.00 - $2.68
Expired	(4,892,730)	$0.59 - $3.25

Outstanding at March 31, 2000	239,669	$0.73 - $2.00
Granted	884,910	$3.88 - $6.81
Expired	(9,387)	$0.75 - $1.59
Exercised	(222,107)	$1.25 - $2.00

Outstanding at March 31, 2001	893,085	$0.73 - $6.81
Granted	2,777,777	$0.65

Outstanding at March 31, 2002	3,670,862	$0.65 - $6.81

Exercisable at March 31, 2002	3,670,862	$0.65 - $6.81

7.     Stock Option Plans

1996 Plan

      In September 1996, the stockholders of the Company approved the 1996 Stock Option Plan (1996 Plan) as amended and restated. The 1996 Plan provides for the grant of non-qualified and incentive stock options to employees, directors, officers and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. A total of 2,833,333 shares of common stock have been authorized under the 1996 Plan, of which 1,367,942 were outstanding and 292,790 are available for future grants at March 31, 2002.

2001 Plan

      In September 2001, the stockholders of the Company approved the 2001 Stock Plan (2001 Plan). The 2001 Plan provides for the grant of non-qualified and incentive stock options to employees, directors, officers and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. A total of 3,400,000 shares of common stock have been authorized under the 2001 Plan, of which 2,733,913 were outstanding and 666,087 are available for future grants at March 31, 2002.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premia Plan

      As a result of the acquisition of Premia Corporation (Premia) (Note 9), the Company assumed all of the outstanding options granted under the Premia ISO stock option plan (Premia Plan). At the date of acquisition, there were 270,084 options outstanding at a weighted-average exercise price of $1.48, of which 213,451 were exercisable at a weighted-average exercise price of $1.48. As of March 31, 2002, there were 161,350 options outstanding at a weighted-average exercise price of $1.48, of which 149,855 were exercisable at a weighted average exercise price of $1.48. No further options will be granted under the Premia Plan.

TBI Plan

      As a result of the acquisition of Technology Builders, Inc. (TBI) (Note 9), the Company assumed all of the outstanding options granted under the Technology Builders, Inc. Amended and Restated Stock Option and Incentive Stock Option Plan (TBI Plan). At the date of acquisition, there were 1,220,498 options outstanding at a weighted-average exercise price of $1.24, of which 787,951 were exercisable at a weighted-average exercise price of $0.89. As of March 31, 2002, there were 722,339 options outstanding at a weighted-average exercise price of $1.28, of which 581,943 were exercisable at a weighted-average exercise price of $1.07. No further options will be granted under the TBI Plan.

NSO Stock Option Program

      The NSO Stock Option Program (NSO Program) allows the Company to grant nonstatutory stock options for employees, directors and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. As of March 31, 2002, there were 19,420,339 options issued and outstanding.

      Stock option activity for all plans for the years ended March 31, 2000, 2001 and 2002 was as follows:

		Weighted-
		Average Exercise
	Shares	Price

Outstanding at March 31, 1999	6,547,411	$1.23
Granted	7,167,508	$6.20
Assumed in acquisition	270,084	$1.48
Lapsed or canceled	(639,455)	$2.33
Exercised	(1,509,425)	$1.34

Outstanding at March 31, 2000	11,836,123	$4.17
Granted	10,862,909	$4.04
Assumed in acquisition	1,220,498	$1.24
Lapsed or canceled	(1,132,223)	$5.33
Exercised	(1,052,538)	$2.43

Outstanding at March 31, 2001	21,734,769	$3.95
Granted	10,388,413	$0.68
Lapsed or canceled	(7,198,162)	$4.22
Exercised	(519,137)	$1.00

Outstanding at March 31, 2002	24,405,883	$2.53

Exercisable at March 31, 2002	9,989,453	$3.19

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option summary information for stockholder approved plans (1996 Plan and 2001 Plan) at March 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
		Remaining	Average Exercise		Average Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$0.00 - $0.50	1,248,913	9.8 years	$0.48	120,741	$0.50
$0.51 - $1.00	1,642,061	9.3 years	$0.66	377,264	$0.74
$1.01 - $1.50	725,070	4.0 years	$1.25	725,070	$1.25
$1.51 - $2.00	485,811	5.2 years	$1.64	485,811	$1.64

	4,101,855	8.0 years	$0.82	1,708,886	$1.19

      Stock option summary information for assumed plans (Premia Plan and TBI Plan) at March 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
		Remaining	Average Exercise		Average Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$0.51 - $1.00	330,053	4.9 years	$0.69	329,601	$0.69
$1.01 - $1.50	365,312	6.8 years	$1.42	338,967	$1.42
$1.51 - $2.00	—	—	—	—	—
$2.01 - $2.50	170,245	8.2 years	$2.07	58,711	$2.07
$2.51 - $3.00	—	—	—	—	—
$3.01 - $3.50	18,079	8.8 years	$3.43	4,519	$3.43

	883,689	6.4 years	$1.32	731,798	$1.16

      Stock option summary information for plan not approved by stockholders (NSO Program) at March 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-Average	Weighted-		Weighted-
		Remaining	Average Exercise		Average Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$0.00 - $0.50	565,000	5.2 years	$0.44	162,000	$0.47
$0.51 - $1.00	7,821,827	9.2 years	$0.63	1,121,350	$0.65
$1.01 - $1.50	2,170,674	7.5 years	$1.32	1,319,395	$1.32
$1.51 - $2.00	1,089,049	6.9 years	$1.72	748,700	$1.69
$2.01 - $2.50	638,656	7.8 years	$2.14	384,910	$2.10
$2.51 - $3.00	735,012	8.4 years	$2.60	603,188	$2.58
$3.01 - $3.50	1,560,859	8.8 years	$3.34	439,976	$3.33
$3.51 - $4.00	1,594,300	8.2 years	$3.81	1,104,284	$3.82
$4.01 - $4.50	100,000	8.4 years	$4.10	39,686	$4.09
$4.51 - $16.13	3,144,962	7.6 years	$10.28	1,625,280	$10.41

	19,420,339	8.3 years	$2.95	7,548,769	$3.83

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock-Based Compensation

      Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company is required to disclose the effects on the net loss and per share data as if the Company had elected to use the fair value approach to account for all its employee stock-based compensation plans. Had the compensation cost for the Company’s plan been determined using the fair value method, the compensation expense would have had the effect of increasing the Company’s net loss applicable to common stockholders for the years ended March 31, 2002, 2001 and 2000 to the pro forma amounts of $112,264,000, $25,216,000, and $7,932,000, respectively, with a corresponding pro forma net loss per common share of $1.59, $0.51 and $0.24, respectively. These pro forma amounts were determined estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, the average of the Federal Reserve Board’s 3-year and 5-year treasury constant maturity interest rate for the month of grant, 4 years expected life and an expected rate of volatility of 100.0% were applied to all grants for the years ended March 31, 2001 and 2000. These pro forma amounts were determined estimating the fair value of each option on its grant date using the Black-Scholes option-pricing model. Assumptions of no dividend yield, the average of the Federal Reserve Board’s 3-year and 5-year treasury constant maturity interest rate for the month of grant, 4 years expected life and an expected rate of volatility of 110.0% were applied to all grants for the year ended March 31, 2002. The weighted-average fair value at grant date for the options granted during the years ended March 31, 2002, 2001 and 2000 was $0.48, $2.72 and $4.46 per option, respectively.

8.     Operating Segment Information

      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

      The Company’s reportable operating segments include Starbase product licenses, third party product licenses, maintenance and services. The Starbase product licenses operating segment develops and markets the Company’s end-to-end collaborative products for the development of integrated content and code for eBusiness applications. The third party product licenses operating segment resells other companies’ products. The maintenance operating segment provides after-sale support for software licenses. The services operating segment provides fee-based training and consulting services related to the Company products.

      The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues and gross margin.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reportable operating segment data for the years ended March 31, 2002, 2001, and 2000 was as follows:

		Third
	Starbase	Party
	Product	Product
	Licenses	Licenses	Maintenance	Services	Total

	(In thousands)
Year ended March 31, 2002:
Revenues	$22,585	$4,016	$10,478	$8,292	$45,371
Cost of revenues	9,868	3,357	779	6,202	20,206

Gross margin	$12,717	$659	$9,699	$2,090	$25,165

Year ended March 31, 2001:
Revenues	$31,270	$465	$6,183	$3,722	$41,640
Cost of revenues	3,290	280	186	4,560	8,316

Gross margin	$27,980	$185	$5,997	$(838)	$33,324

Year ended March 31, 2000:
Revenues	$14,486	$—	$2,012	$1,034	$17,532
Cost of revenues	1,136	—	—	1,480	2,616

Gross margin	$13,350	$—	$2,012	$(446)	$14,916

      For the years ended March 31, 2002 and 2001, no one customer represented greater than 10% of total revenue. For the year ended March 31, 2000, one customer represented 11% of total revenue. At March 31, 2002 and 2001, no one customer comprised greater than 10% of outstanding accounts receivable. At March 31, 2000, one customer comprised 14% of outstanding accounts receivable.

9.     Acquisitions

      On March 8, 2000, the Company acquired all of the outstanding capital stock and stock options of Premia Corporation (Premia) in exchange for 1,869,159 shares of the Company’s common stock valued at $23,832,000 and cash transaction costs of $250,000. The acquisition was accounted for as a purchase, and the purchase price of $24,082,000 was allocated as follows:

(In thousands)
Current assets	$2,126
Fixed assets	384
Developed technology	6,086
Customer list	161
Assembled workforce	368
Goodwill	13,959
In-process research and development	2,130
Long-term assets	14
Liabilities assumed	(1,146)

Total purchase price	$24,082

      Premia’s operating results have been included in the Company’s financial statements from the date of acquisition. Goodwill and assembled workforce are being amortized on a straight-line basis over five years and recorded as an operating expense. Developed technology is being amortized on a straight-line basis over four

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years and recorded as a cost of revenues. Customer list is being amortized on a straight-line basis over four and one-half years and recorded as an operating expense. In-process research and development was expensed at the date of acquisition. The in-process research and development arose from new product projects that were under development at the date of acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products’ expected lives, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

      New project developments underway at Premia at the time of the acquisition included, among other things, CodeWright 6.5, CodeWright 7.0, DocWright 4.5 and TrackWright 1.0. The Company estimated that the percent completion of these projects at the date of acquisition was 89%, 57%, 55% and 69% respectively, and that the cost to complete these projects will aggregate approximately $1.1 million and would be incurred over a two-year period.

      On April 13, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of ObjectShare, Inc. (ObjectShare), in exchange for 1,210,838 shares of the Company’s common stock valued at $8,842,000, transaction costs of $1,065,000 (payable in 100,000 shares of the Company’s common stock valued at $506,000 and cash of $559,000) and the assumption of net liabilities of $972,000. The net liabilities assumed included property and equipment that were written-down by $279,000 to their estimated fair market value and the assumption of $253,000 of severance liabilities which was settled by the issuance of 49,985 shares of the Company’s common stock. The acquisition was accounted for as a purchase, and the purchase price of $9,907,000 was allocated as follows:

(In thousands)
Current assets	$179
Goodwill	10,879
Long-term assets	42
Liabilities assumed	(1,193)

Total purchase price	$9,907

      ObjectShare’s operating results have been included in the Company’s consolidated financial statements from the date of acquisition. Goodwill has been amortized on a straight-line basis over five years and recorded as an operating expense.

      On June 12, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Genitor Corporation (Genitor), in exchange for 419,904 shares of the Company’s common stock valued at $2,456,000, plus transaction costs of $7,000. The acquisition was accounted for as a purchase, and the purchase price of $2,463,000 was allocated as follows:

(In thousands)
Current assets	$34
Developed technology	2,459
Long-term assets	4
Liabilities assumed	(34)

Total purchase price	$2,463

      Genitor’s operating results have been included in the Company’s consolidated financial statements from the date of acquisition. Developed technology is being amortized on a straight-line basis over five years and recorded as a cost of revenue.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 20, 2001, the Company acquired all of the outstanding capital stock of worldweb.net, Inc. (worldweb) in exchange for 8,300,000 shares of the Company’s common stock valued at $30,000,000, cash in-lieu of shares of $557,000, and cash transaction costs of $1,286,000. The acquisition was accounted for as a purchase, and the purchase price of $31,843,000 was allocated as follows:

(In thousands)
Current assets	$1,008
Fixed assets	2,255
Developed technology	4,600
Assembled workforce	1,200
Goodwill	30,004
Long-term assets	1,001
Liabilities assumed	(8,225)

Total purchase price	$31,843

      Worldweb’s operating results have been included in the Company’s consolidated financial statements from the date of acquisition. Developed technology is being amortized on a straight-line basis over two years and recorded as cost of revenues. Assembled workforce has been amortized on a straight-line basis over four years and recorded as an operating expense. Goodwill has been amortized on a straight-line basis over five years and recorded as an operating expense.

      On February 23, 2001, the Company acquired all of the outstanding capital stock and stock options of Technology Builders, Inc. (TBI) in exchange for 10,505,280 shares of the Company’s common stock valued at $35,836,000, assumed vested stock options valued at $2,359,000, and cash transaction costs of $1,929,000. The Company excluded from the purchase price the intrinsic value of unvested stock options of $684,000, which has been allocated to deferred non-cash compensation and will be recognized as non-cash stock option compensation expense over the remaining future vesting period of two and one-half years. The acquisition was accounted for as a purchase, and the purchase price of $40,124,000 was allocated as follows:

(In thousands)
Current assets	$4,029
Fixed assets	920
Developed technology	8,100
Assembled workforce	3,300
Customer list	2,600
Goodwill	32,063
In-process research and development	1,200
Long-term assets	339
Liabilities assumed	(12,646)
Notes receivable for stock options exercised	219

Total purchase price	$40,124

      TBI’s operating results have been included in the Company’s consolidated financial statements from the date of acquisition. Developed technology is being amortized on a straight-lie basis over three years and recorded as cost of revenues. Assembled workforce has been amortized on a straight-line basis over five years and recorded as an operating expense. Customer list is being amortized on a straight-line basis over two years and recorded as an operating expense. Goodwill has been amortized on a straight-line basis over five years and recorded as an operating expense. The in-process research and development arose from new product projects

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were under development at the date of acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future cash flows of the products over the products’ expected lives, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

      New project developments underway at TBI at the time of acquisition included, among other things, CaliberRM 4.0 and eCaliber. The Company estimated the percent completion of these projects at the date of acquisition was 41% and 54% respectively, and that the cost to complete these projects will aggregate approximately $650,000 and will be incurred over a two-year period.

      The following unaudited pro forma results of operations assume that all of the acquisitions had occurred on the first day of each year presented. The pro forma data is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations of the combined enterprise.

	Years Ended March 31,

	2001	2000

	(In thousands, except per
	share amounts)
Net revenues	$69,636	$49,609
Net loss	(58,625)	(54,938)
Net loss applicable to common stockholders	$(1.19)	$(1.64)

10.     Commitments and Contingencies

      On May 21, 2000, the Company amended the lease agreement with the landlord of its principal office. The amendment increases the office space from 21,100 to 43,349 square feet, beginning September 1, 2000 through August 2005, at a rate of approximately $96,000 per month.

      In January 2002, the Company reached a settlement for an early termination of a lease for office space. The lease had a remaining obligation of $9.8 million over the next eight years. In consideration for the early termination, the Company agreed to forfeit the deposit of $1.1 million of restricted cash and to leave excess office furniture.

      Minimum rental commitments under lease agreements at March 31, 2002 are as follows:

Non-Cancelable
Operating Leases

(In thousands)
Year ending March 31,
2003	$2,476
2004	2,310
2005	2,352
2006	1,431

Total payments	$8,569

      Rent expense for the years ended March 31, 2002, 2001 and 2000 totaled $3.5 million, $503,000, and $388,000, respectively.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Convertible Debentures

      On November 20, 2001, the Company entered into a convertible debenture and warrant purchase agreement with various investors. Pursuant to this agreement, the investors purchased an aggregate of $3,000,000 in 7% convertible debentures and warrants. The purchase of the convertible debentures and the warrants took place in two tranches. The first tranche closed on November 21, 2001 and the second tranche closed on December 18, 2001. The convertible debentures are due three years from the date of issuance and are convertible into shares of the Company’s common stock at a conversion rate equal to the lesser of $0.594 or 80% of the average of the five lowest closing bid prices of the common stock as traded on the Nasdaq National Market System for the ten trading days ending on the trading day immediately before the day the notice of conversion is submitted. Such conversion feature represents a beneficial conversion as such conversion amounts are less than the fair market value of the Company’s common stock at the date of issuance. The intrinsic value of the beneficial conversion feature was $1,584,734 based on the relative beneficial conversion amounts and was immediately expensed as interest expense. The Company also issued warrants to the investors to purchase 2,199,074 shares of common stock that are exercisable at $0.65 per share and expire on November 20, 2006. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $1,287,605 and was recorded as non-cash equity compensation during the three months ended December 31, 2001. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.97% interest rate; five years contractual life; and volatility of 110%.

      Also in connection with the issuance of the convertible debentures, the Company paid $190,000 in cash and issued an additional $150,000 of convertible debentures on the same terms as described above and issued 578,703 warrants to purchase additional shares of common stock for placement agent fees. These fees are recorded in other non-current assets and will be amortized over the term of the debentures. The warrants are exercisable at $0.65 per share and expire on December 17, 2006. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $127,661 and was recorded in other non-current assets and will be amortized over the term of the debentures. The assumptions used in the Black-Scholes model were as follows: no dividend yield; 3.97% interest rate; five years contractual life; and volatility of 110%.

      During the three months ended December 31, 2001, holders of the convertible debentures converted $750,000 of convertible debentures and $3,753 of accrued interest into 1,907,064 and 5,723 shares of common stock, respectively. As of March 31, 2002, the outstanding balance of the convertible debentures was $1,632,000.

12.     Line of Credit

      On June 29, 2001, the Company entered into a Loan and Security Agreement with Silicon Valley Bank with a committed revolving line of up to $5.0 million at an interest rate equal to one-half percentage point above the Prime Rate but never lower than seven percent. The line of credit required that the Company maintain the following financial covenants: on a monthly basis, a ratio of quick assets to current liabilities less deferred revenue of at least 1.00; and a loss, based on earnings before interest, taxes, depreciation and other non-cash amortization expenses (EBITDA) of no greater than $2.0 million for the fiscal quarter ended June 30, 2001, and of no greater than $500,000 for each fiscal quarter thereafter, provided that the Company shall attain positive EBITDA for the fiscal year ending March 31, 2002. During the three months ended December 31, 2001, the Company paid off and terminated the line of credit agreement.

13.     Impairment of Goodwill and Intangible Assets

      On March 8, 2000, the Company acquired all of the outstanding capital of Premia Corporation (Premia) for a total purchase price of $24.1 million. The Company attributed $20.6 million of the purchase price to goodwill and other intangible assets.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 13, 2000, the Company acquired all of the outstanding common stock of ObjectShare, Inc. (ObjectShare) for a total purchase price of $9.9 million. The Company attributed $10.9 million of the purchase price to goodwill.

      On February 20, 2001, the Company acquired all of the outstanding capital stock of worldweb.net, Inc. (worldweb) for a total purchase price of $31.8 million. The Company attributed $35.8 million of the purchase price to goodwill and other intangible assets.

      On February 23, 2001, the Company acquired all of the outstanding capital stock of Technology Builders, Inc. (TBI) for a total purchase price of $40.1 million. The Company attributed $46.1 million of the purchase price to goodwill and other intangible assets.

      During the quarter ended September 30, 2001, due to the recent deterioration of the economy, the decrease in IT spending, the lack of demand for products obtained in the worldweb acquisition and the significant reduction in headcount, and pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” the Company evaluated the recoverability of the goodwill and intangible assets acquired from ObjectShare, worldweb, and TBI and recorded impairment charges of $36.3 million. The Company compared the carrying amounts of developed technology acquired in the worldweb acquisition to the current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that amounts recorded for developed technology were impaired. As a result, the Company wrote down the value of developed technology by $2.7 million. The Company compared the carrying amounts of goodwill acquired in the worldweb and ObjectShare acquisitions to current cash flow forecasts and the original cash flow forecasts at the date of acquisitions and determined that the amounts recorded for goodwill were impaired. As a result, the Company wrote down the value of goodwill related to worldweb by $23.4 million and the value of goodwill related to ObjectShare by $7.7 million. The Company compared the carrying amount of customer lists acquired in the TBI acquisition to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amount recorded for customer lists was impaired. As a result, the Company wrote down the value of customer lists related to TBI by $792,000. The Company also wrote down the values recorded for assembled workforce related to worldweb and TBI by $859,000 and $838,000, respectively, to reflect the substantial reduction in workforce.

      Prior to December 31, 2001, all of the Company’s goodwill was specifically related to a particular acquisition. Subsequent to December 31, 2001, the Company reorganized its operations for all acquired companies and any remaining goodwill became enterprise level goodwill, as the operations for the acquisitions were integrated within the Company and no longer separately tracked. During the quarter ended March 31, 2002, the Company evaluated whether an impairment of this enterprise goodwill existed by comparing the book value of the Company’s stockholders’ equity to the product of (i) the number of shares of common stock issued and outstanding at the end of the quarter and (ii) the market price of the common stock at the end of the quarter (market approach). If the product of shares and market price exceeds the book value, impairment does not exist. If the product of shares and market price is less than book value, the Company would evaluate whether the condition is other than temporary based primarily on fluctuations in the Company’s stock price. If the Company determines that the indicated goodwill impairment is other than temporary, an impairment charge is recorded for the excess of book value over fair value. As a result of this analysis, the Company determined that enterprise goodwill was impaired and recorded an additional impairment charge of $26.8 million. In addition, during the quarter ended March 31, 2002, the Company wrote down the value recorded for assembled workforce related to the TBI acquisition by $264,000 to reflect the further reduction in workforce.

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining unamortized amounts of intangible assets by acquisition and category as of March 31, 2002 are as follows:

(In thousands)
SITE:
Developed technology	$379
Premia:
Developed technology	2,949
Customer list	87
Assembled workforce	216
Genitor:
Developed technology	1,574
worldweb.net:
Developed technology	298
Assembled workforce	154
Technology Builders
Developed technology	5,135
Customer list	667
Assembled workforce	1,550
Enterprise goodwill	7,637

Total intangible assets from acquisitions, net	$20,646
Manufacturing license	310

Total intangible assets, net	$20,956

      Based upon the Company’s most recent impairment analysis, the Company believes that the remaining amounts recorded for intangible assets will be recoverable.

14.     Subsequent Events

      On April 3, 2002, Mr. William R. Stow III resigned as Chief Executive Officer and Chairman of the Board of Directors. The Company appointed James A. Harrer as Chief Executive Officer. In addition, the Board of Directors elected John R. Snedegar, a current member of the Board of Directors, as Chairman of the Board of Directors. Mr. Stow will remain a member of the Board of Directors.

      On April 3, 2002, the Company entered into a consulting agreement with Mr. William R. Stow III, former Chief Executive Officer and Chairman of the Board of Directors of the Company. The Company will pay Mr. Stow an annual consulting fee of $250,000. The term of the agreement is one year.

      On April 19, 2002, the Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank. The term of the Agreement is for one year and it allows the Company to sell up to $4.0 million of its accounts receivable with a finance charge equal to 5.0% above Prime Rate for the gross average daily outstanding balance and a collateral handling fee equal to 0.5% per month of the average daily outstanding balance. There is a minimum finance charge of $15,000 per month.

      On May 22, 2002, the Company entered into a definitive agreement to raise approximately $12.0 million through the sale of convertible preferred stock and warrants to institutional investors in a private placement. The Company filed a Proxy Statement on June 29, 2002, and will seek stockholder approval for the financing, which also requires that stockholders approve a one-for-ten reverse stock split at a special meeting of

STARBASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders, to be held on July 29, 2002, and called for those purposes. In connection with the financing and giving effect to the reverse stock split, the Company has agreed to issue to the investor group new preferred stock, convertible into between 4.8 and 6.0 million shares of the Company’s common stock, and 5-year warrants to purchase 2.4 million shares of the Company’s common stock at $2.50 per share. The funding is contingent on the approval of the private placement by stockholders and consummation of the reverse split. Proceeds of the financing will be used for working capital.

      On February 14, 2002, the Company received a 30-day deficiency notice from The Nasdaq Stock Market, Inc., for failure to comply with the $1.00 minimum bid price per share for the last 30 consecutive trading days. The Company transferred to the Nasdaq SmallCap Market on May 28, 2002, in order to take advantage of the longer 180-day cure period. If the price deficiency is cured during the 180-day period, and the Company otherwise continues to comply with the Nasdaq National Market maintenance standards, the Company could then transfer back to the Nasdaq National Market by February 10, 2003. If the Company does not comply with the $1.00 minimum bid price at the end of the 180-day cure period, the Company may also be eligible for an additional 180-calendar day grace period provided that the Company meets the initial listing criteria for the Nasdaq SmallCap Market.

15.     Selected Quarterly Financial Data (Unaudited)

      The following table sets forth certain unaudited quarterly financial data for the fiscal years ended March 31, 2001 and 2002. The information has been prepared on the same basis as the Consolidated Financial Statements and all necessary adjustments have been included in the amounts stated below to present fairly the selected quarterly information when read in conjunction with Consolidated Financial Statements and the Notes thereto. Historical quarterly financial results and trends may not be indicative of future results.

	Quarters Ended

	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,
	2000	2000	2000	2001	2001	2001	2001	2002

	(In thousands, except per share amounts)
Revenues	$7,041	$8,444	$9,540	$16,614	$12,054	$10,528	$10,888	$11,901
Gross margin	5,607	6,700	7,691	13,325	6,900	3,815	6,617	7,833
Loss before income taxes	(3,887)	(3,386)	(2,883)	(6,373)	(13,708)	(48,561)	(10,442)	(32,072)
Net loss applicable to common stockholders	(3,888)	(3,386)	(2,904)	(6,373)	(13,765)	(48,591)	(10,450)	(32,105)

Basic and diluted net loss per common share	$(0.09)	$(0.07)	$(0.06)	$(0.11)	$(0.20)	$(0.71)	$(0.15)	$(0.42)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Executive Officers and Directors

      Our executive officers and directors as of June 14, 2002 and their ages are as follows:

Name	Age	Position(s)

James A. Harrer	43	Chief Executive Officer, President and Director
Lawrence R. Boldt	53	Executive Vice President, Technical Sales and Services
Ava M. Fanelli	49	Executive Vice President, Customer Support
Donald R. Farrow(2)	56	Executive Vice President and Director
C. Scott Hunter Jr.	34	Executive Vice President, Engineering and Chief
		Information Officer
Dennis E. Michael	44	Executive Vice President, Marketing
Douglas S. Norman	38	Chief Financial Officer and Secretary
James H. Smith	46	Executive Vice President, Customer Group
Daniel P. Ginns	52	Director
Phillip E. Pearce(3)	73	Director
John R. Snedegar(2)(3)	53	Chairman of the Board and Director
William R. Stow III(1)(2)	57	Director
Barry W. Sullivan(1)	60	Director

(1)	Member of the Compensation Committee

(2)	Member of the Nominating Committee

(3)	Member of the Audit Committee

      The following is a brief summary of the background of each director:

      James A. Harrer has served as our Chief Executive Officer since April 2002 and as our President since January 2002. From December 2001 to April 2002, served as our Chief Operating Officer. From July 2001 to December 2001, Mr. Harrer was President and CEO of Web Associates Inc., an Internet Professional Services company. From September 1986 to August 2000, Mr. Harrer was a founder, President and CEO of Mustang Software, Inc. Mr. Harrer has served as a member of our Board or Directors since November 2001. Mr. Harrer serves on the board of directors of Web Associated Inc.

      Donald R. Farrow has served as our Executive Vice President since February 2000. Mr. Farrow has held various positions within the Company including serving as Vice Chairman from July 1998 to February 2000, President from January 1997 to July 1998, Chief Operating Officer from February 1997 to July 1998, Vice President, Sales and Marketing from August 1996 to January 1997, Vice President, Sales from May 1996 to August 1996 and consultant from March 1996 to May 1996. From January 1995 to May 1996, Mr. Farrow was an independent consultant in the area of sales and marketing of software technology. Mr. Farrow has served as a member of our Board or Directors since February 1997. Mr. Farrow holds a B.S. in Industrial Management from Purdue University.

      Daniel P. Ginns has served as a member of our Board or Directors since January 1997. From October 2000, Mr. Ginns has been Chief Executive Officer of eCollaboratory Corporation, a company that is a showcase for the promotion and marketing of product integration solutions using Starbase’s proprietary StarTeam software and products of other companies. From October 1996 to August 2000, Mr. Ginns was Chairman of the Board and Chief Executive Officer of Datametrics Corporation, a reporting company which designs, develops and manufactures printers and computers. From 1989 to 1996, Mr. Ginns was President of Belmont Capital, Inc., a management and financial advisory firm. Mr. Ginns holds a B.A. in Economics from Harvard University and an M.B.A. from The Harvard Business School.

      Phillip E. Pearce has served as a member of our Board or Directors since January 1996. Mr. Pearce is a consultant since 1986. Prior to that, he was Senior Vice President and a member of the board of directors of E.F. Hutton & Co., from 1971 through 1983, a member of the Board of Governors of the New York Stock Exchange, and Chairman of the Board of governors of the NASD. Mr. Pearce is a member of the board of directors of Bravo International and Xybernaut Corporation. Mr. Pearce holds a B.S. degree in Retail from the University of South Carolina and graduated from the Wharton School of Investment Banking at the University of Pennsylvania.

      John R. Snedegar has served as a member of our Board or Directors since December 1991 and as Chairman of the Board since April 2002. Mr. Snedegar is President, Chief Executive Officer and a director of Micro General Corporation, a software development telecommunications company. From May 1990 through April 1999, Mr. Snedegar served as President, Director and Chief Executive Officer of United Digital Network Inc., a diversified telecommunications provider based in Irving, Texas. Mr. Snedegar is a member of the board of directors of Micro General Corporation. Mr. Snedegar holds a B.A. degree in Business and Journalism from Kansas State University.

      William R. Stow III founded Starbase in September 1991. Mr. Stow has served as our Chief Executive Officer from September 1991 to April 2002 (exclusive of the period from August 1996 to January 1997) and has served as our President from July 1998 through January 2002 and, prior to July 1998 from September 1991 to August 1996 (exclusive of the period from April 1994 through July 1995). Mr. Stow has served as a member of our Board or Directors since September 1991, our Co-Chairman of the Board from October 1994 to August 1996 and our Chairman of the Board from August 1996 through April 2002. Mr. Stow holds a B.S. in Mathematics from Oregon State University.

      Barry W. Sullivan has served as a member of our Board or Directors since September 1998. Mr. Sullivan served Electronic Data Systems (EDS) from 1971 through 1998, most recently as Corporate Vice President in charge of managing their Internet, New Media and Electronic Business. Mr. Sullivan holds a B.A. degree in History from Allegheny College.

      Members of the Board or Directors hold office until the next annual meeting and until their successors are elected and qualified.

      The following is a brief summary of the background of each of our executive officers who is not also a director:

      Lawrence R. Boldt has served as our Executive Vice President, Technical Sales and Services since May 2002 and as a Vice President Strategic Support since February 2001. Prior to that, from August 1994 to February of 2001, he served as Senior Vice President of Pre-Sales and Consulting at Technology Builders, Inc. Mr. Boldt holds a BA degree in Business Management from St. Leo College and an MS in Management from Maryville University.

      Ava M. Fanelli has served as our Executive Vice President of Customer Support since January 2002, Divisional Vice President of StarTeam family of products from April 2001 to January 2002 and as Vice President Corporate Products from June 2000 to March 2001. Prior to that, Ms. Fanelli served in various management positions in product planning, product management and development, manufacturing and quality assurance at Xerox Corporation. Ms. Fanelli holds a B.S. degree in Chemistry from Rochester Institute of Technology and an MBA from the University of Rochester.

      C. Scott Hunter, Jr. has served as Executive Vice President of Engineering/ Chief Information Officer since February 2002. From August 2001 to February 2002, Mr. Hunter served as Chief Technology Officer at

Acrasoft. From June 1988 to September 2000, Mr. Hunter served as Executive Vice President of Engineering for Mustang Software, Inc., a developer of email management products. Mr. Hunter holds a B.S. in Computer Science and a minor in Economics from California State University.

      Dennis E. Michael has served as our Executive Vice President of Marketing since March 2002. From April 1995 to August 2001, Mr. Michael served as Vice President of Marketing for NQL, Inc and its predecessor Alpha Microsystems and AlphaServ. Prior to joining NQL, Inc., from 1990 to 1995, Mr. Michael served in various management positions at AST Computers. Mr. Michael has a B.A. in Communications from California State University at Fullerton.

      Douglas S. Norman founded Starbase in September 1991. In February 2000, Mr. Norman was appointed to serve as our Chief Financial Officer. From September 1997 to February 2000, Mr. Norman served as our Chief Accounting Officer. In February 2002, Mr. Norman was elected Secretary. Mr. Norman has served as our Assistant Secretary since February 1997 and Director of Finance from June 1996 to February 2000. Douglas S. Norman is the son-in-law of William R. Stow III, a member of the Board or Directors. Mr. Norman holds a B.S. in Business Administration from California State University and an M.B.A. from Loyola Marymount.

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

      Our executive officers are appointed by the Board of Directors to serve until they resign or are removed by the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. To our knowledge, based solely on a review of the copies of such written representations from its directors and executive officers, there were no late or delinquent filings.

Involvement in Certain Legal Proceedings

      None of our directors or officers have within the last five years prior to the date hereof, been subject to any penalties or sanctions imposed by a court or securities regulatory authority relating to trading in securities, promotion or management of a publicly traded issuer, theft or fraud.

      None of our directors or officers have within the last five years prior to the date hereof, been declared bankrupt or made a voluntary assignment in bankruptcy, nor made a proposal or been subject to any proceedings under any legislation relating to bankruptcy or insolvency.

Item 11.     Executive Compensation

General and Summary Compensation Table

      The following table sets forth certain summary information regarding compensation paid or accrued by us to, or on behalf of, our Chief Executive Officer and the other of our most highly compensated executive officers (Named Executive Officers), for services rendered in all capacities to us during the fiscal years ended

March 31, 2000, 2001, and 2002. Except as otherwise noted, no Named Executive Officer received any restricted stock award, stock appreciation right or payment under any long-term incentive plan.

Summary Compensation Table

				Long Term
				Compensation
				Awards

				Securities
		Annual Compensation		Underlying
				Options(1)	All Other
Name and Principal Position	Year	Salary	Bonus	(Shares)	Compensation

William R. Stow III	2002	$246,667	$28,750	245,000	$6,757	(2)
Chief Executive Officer,	2001	$250,000	$86,750	35,000	$85,626	(3)
Chairman of the Board and Director	2000	$150,000	$1,000	35,000	$—
Karen Bennett	2002	$165,000	$69,255	200,000	$—
Executive Vice President,	2001	$66,953	$15,500	150,000	$—
Professional Services	2000	$—	$—	—	$—
Donald R. Farrow	2002	$200,000	$12,500	235,000	$—
Executive Vice President,	2001	$200,000	$38,000	35,000	$—
Administration and Director	2000	$135,307	$1,000	85,000	$—
Douglas S. Norman	2002	$181,821	$15,000	200,000	$—
Chief Financial Officer and	2001	$179,078	$50,500	—	$—
Secretary	2000	$105,000	$16,000	80,000	$—
James H. Smith	2002	$200,000	$98,000	200,000	$—
Executive Vice President,	2001	$145,000	$105,500	123,445	$—
Customer Group	2000	$61,875	$10,000	437,000	$—

(1)	Amounts represent stock options granted for the period shown.

(2)	Includes $6,757 relocation wages.

(3)	Includes $85,626 payment for accrued vacation.

      The following table sets forth information concerning stock option grants made to each person named in the Summary Compensation Table during the fiscal year ended March 31, 2002. No stock appreciation rights were granted to such individuals during the fiscal year. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table set forth the hypothetical gains that would exist for the options based on the assumption that our stock price were to appreciate annually by 5% and 10%, respectively. The rates do not represent our estimate or projection of future common stock prices and no assurance can be given that the share price will appreciate at the rate shown in the table. The named executive officers will realize no gain on these options unless the price of the common stock increases above the exercise price for such options, which will benefit all stockholders proportionately.

Option/SAR Grants in the Fiscal Year Ended March 31, 2002

					Potential
	Individual Grants				Realizable Value
					at Assumed
	Number of				Annual Rates of
	Securities	Percent of Total			Stock Price
	Underlying	Options/SARS	Exercise		Appreciation for
	Options/SARS	Granted to	or Base		Option Term
	Granted	Employees	Price	Expiration
Name	(# of Shares)(1)	In Fiscal Year(2)	($/Sh)(3)	Date	5%($)	10%($)

William R. Stow III	210,000	2.0%	0.63	12/26/11	0	14,765
	35,000	*	0.71	10/5/11	0	0
Karen Bennett(4)	200,000	1.9%	0.63	12/26/11	0	14,062
Donald R. Farrow	200,000	1.9%	0.63	12/26/11	0	14,062
	35,000	*	0.71	10/5/11	0	0
Douglas S. Norman	200,000	1.9%	0.63	12/26/11	0	14,062
James H. Smith	200,000	1.9%	0.63	12/26/11	0	14,062

*	Less than 1%

(1)	Options granted to purchase common stock. All options granted during the period were granted pursuant to the 2001 Stock Plan at fair market value on the date of the grant. Generally, twenty-five percent of the options granted vest one year from the date of grant with the remaining options vesting in equal monthly increments over the following thirty-six months. Fifty percent of both the 35,000 options granted to Mr. Stow and the 35,000 options granted to Mr. Farrow vest immediately upon grant with the remaining shares vesting in equal monthly increments over the following twelve months. All of the options shown have a maximum term of ten years, subject to earlier termination following the optionee’s cessation of service with the Company.

(2)	We granted options to purchase a total of 10,388,413 shares of our common stock to employees, consultants and Board members during the year ended March 31, 2002.

(3)	The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date.

(4)	Ms. Bennett’s employment with Starbase terminated on June 3, 2002. Any unexercised options expire July 3, 2002.

Option Exercises, Holdings and Fiscal Year-End Values

      The following table sets forth information concerning the number of shares covered by both exercisable and unexercisable options held by each person named in the Summary compensation table as of March 31, 2002.

Aggregated Option Exercises in Fiscal Year 2002

and Option Values as of March 31, 2002

			Number of Securities
			Underlying Unexercised
	Shares		Options at		Value of Unexercised
	Acquired		March 31, 2002		In-the-Money(1) Options
	on	Value	(# of Shares)		at March 31, 2002($)(2)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

William R. Stow III	—	—	502,413	239,377	—	—
Karen Bennett	—	—	49,999	300,001	—	—
Donald R. Farrow	—	—	422,029	215,418	—	—
Douglas S. Norman	—	—	157,115	239,585	—	—
James H. Smith	—	—	347,839	412,606	—	—

(1)	“In-the-money” options are options whose exercise price was less than the market price of a share of Common Stock at March 28, 2002, which was the final day of trading in March.

(2)	Calculated based on a stock price of $0.27 per share, which was the closing price of a share of common stock reported on the Nasdaq National Market on March 28, 2002, the final day of trading in March

Board Compensation

      Through December 2001, directors who are not our employee received $1,000 per month, $1,000 per in person Board meeting, $500 per each telephonic meeting and $500 per each committee meeting, in addition to reimbursement of travel expenses. After January 1, 2002 only approved travel arrangements were reimbursed. In addition, directors receive non-qualified stock option grants for shares of our common stock. All options awarded to directors have an exercise price per share at least equal to the market price of our common stock on the date of grant. The options have a ten-year term.

      In addition, Mr. Ginns performed certain consulting services for which he was compensated $17,063 during fiscal year 2002.

Change in Control Agreements

      We have change in control agreements with Messrs. Lawrence R. Boldt, C. Scott Hunter, Jr., Alan D. Kucheck, Dennis E. Michael, Douglas S. Norman, Donald R. Farrow, James H. Smith, Ms. Ava M. Fanelli and Ms. Lydia J. Patterson. In the event of termination, as a result of change of control, the executive shall be entitled to receive his/her salary and any benefits for a period of twelve months. Furthermore, all vested options will remain exercisable through the twelve-month period following the date of termination. For purposes of the agreement, “Change in control” means: (i) the direct or indirect sale or exchange in a single series of related transactions by our stockholders of more than fifty percent of our voting stock for Messrs. Kucheck, Norman, Smith and Ms. Patterson and the direct or indirect sale or exchange in a single series of related transactions by our stockholders of more than thirty percent of our voting stock for Messrs. Boldt, Hunter, Michael and Ms. Fanelli; (ii) a merger or consolidation in which we are a party and are not the surviving entity; (iii) the sale, exchange, or transfer of all or substantially all of our assets; (iv) we are liquidated or dissolved; or (v) for Messrs. Boldt, Hunter, Michael and Ms. Fanelli, whenever the individuals on the Board of Directors as of June 1, 2002 (incumbent Board) no longer constitute two-thirds of the then current Board, unless any new member was approved by two-thirds of the incumbent Board.

Compensation Committee Interlocks and Insider Participation

      The members of the Compensation Committee participate in all deliberations concerning executive compensation. As of March 31, 2002, the Compensation Committee consisted of Messrs. Frank R. Caccamo, William R. Stow III, and Barry W. Sullivan. During the fiscal year ended March 31, 2002, Mr. Stow served as our Chief Executive Officer. None of our executive officers serve as a member of the Board or Directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Directors.

REPORT OF THE COMPENSATION COMMITTEE ON

EXECUTIVE COMPENSATION

Overview and Philosophy

      The Compensation Committee of the Board of Directors is responsible for developing and making recommendations to the Board of Directors with respect to our executive compensation policies. In addition, the Compensation Committee, pursuant to authority delegated by the Board of Directors, determines the compensation to be paid to the Chief Executive Officer and each of our other executive officers.

      The objectives of our executive compensation program are to:

•	Support the achievement of our desired performance;

•	Provide compensation that will attract and retain superior talent and reward performance.

      The executive compensation program provides an overall level of compensation opportunity that is competitive within the technology and software industries, as well as with a broader group of companies of comparable size and complexity.

Executive Officer Compensation Program

      Our executive officer compensation program is comprised of base salary, long-term incentive compensation in the form of stock options, specific performance-based bonuses and various benefits, including medical and pension plans generally available to our employees.

Base Salary

      Base salary levels for our executive officers are competitively set relative to companies in the software industry. In determining salaries, the Committee also takes into account individual experience and performance and specific issues particular to us.

Stock Option Program

      The stock option program is our long-term incentive plan for providing an incentive to officers, directors, employees and others.

      The 2001 Stock Option Plan and the 1996 Stock Plan each authorizes the Compensation Committee to award officers, directors, employees and others stock options. Options granted under the Plan may be granted containing terms determined by the Committee, including exercise period and price; provided, however, that the Plan requires that exercise price may not be less than the fair market value of our common stock on the date of the grant and the exercise period may not exceed ten years, subject to further limitations.

      In addition, we issue non-qualified stock options outside either the 2001 Stock Plan or the 1996 Stock Option Plan. These are issued to a broad-based group in which most of the options are granted to non-officer employees.

Benefits

      We provide to executive officers, medical and pension benefits that are generally available to our employees.

Bonus

      We may provide to certain executive officers bonuses based on performance.

Chief Executive Officer Compensation

      See Summary Compensation Table.

Frank R. Caccamo
William R. Stow III
Barry W. Sullivan
Members of the Compensation Committee

REPORT OF THE AUDIT COMMITTEE

      The Audit Committee has reviewed and discussed the audited consolidated financial statements for the year ended March 31, 2002 with our management and with Deloitte & Touche, LLP, our independent auditors. The Audit Committee has also discussed with Deloitte & Touche the matters required to be discussed by Statement of Auditing Standards No. 61, Communicating with the Audit Committee.

      Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors that the consolidated financial statements referred to above be included in our Annual Report on Form 10-K for the year ended March 31, 2002.

Phillip E. Pearce
John R. Snedegar
Members of the Audit Committee

Fees Paid to Independent Auditors

Audit Fees

      Deloitte & Touche, LLP (Deloitte) billed us aggregate fees of $107,000 for professional services rendered for the audit of our annual consolidated financial statements for the year ended March 31, 2002, and for review of the consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of fiscal 2002.

Financial Information Systems Design and Implementation

      Deloitte did not bill us for financial information systems design and implementation fees for the year ended March 31, 2002.

All Other Fees

      Deloitte billed us aggregate fees of $221,890 for other professional services rendered for the year ended March 31, 2002, including professional services in connection with our tax return preparation, tax consulting, statutory filings and other consulting services.

      The Audit Committee of the Board of Directors has considered and concluded that the provision by Deloitte of the non-audit services listed above is compatible with maintaining Deloitte’s independence.

Stock Performance Comparison

      The following graph compares the cumulative total stockholder returns for our common stock with the cumulative total return of the Nasdaq Composite Index: US and the Computer & Data Processing Index. The presentation assumes $100 invested on March 31, 1997 in our common stock, the Nasdaq Composite Index: US and the Computer & Data Processing Index with all dividends reinvested. No cash dividends were declared on our common stock during this period. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

	3/29/97	3/31/98	3/31/99	3/31/00	3/31/01	3/28/02

STARBASE CORPORATION	$100	$240	$126	$698	$165	$20
NASDAQ COMPOSITE INDEX: US	$100	$152	$205	$380	$152	$153
COMPUTER & DATA PROCESSING INDEX	$100	$175	$285	$513	$174	$177

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information regarding beneficial ownership of our outstanding common stock as of May 31, 2002, except as otherwise indicated, by: (1) each person or group that beneficially owns more than 5% of the outstanding shares of common stock; (2) each of the Chief Executive Officer and our four most highly compensated executive officers other than the Chief Executive Officer for the year ended March 31, 2002; (3) each of our directors; and (4) all executive officers and directors as a group. The shares shown as beneficially owned by all directors and executive officers as a group include shares beneficially owned by persons who joined us or otherwise became executive officers during fiscal 2003 (i.e., the year ending March 31, 2003) prior to May 31, 2002. Except as otherwise indicated below, each owner has sole voting and investment power with respect to all shares listed as beneficially owned.

	Number of Shares of		Percentage of
Name(1)	Common Stock		Common Stock

William R. Stow III	1,249,273	(2)	1.4%
Karen Bennett	56,249	(3)	*
Donald R. Farrow	498,516	(4)	*
Douglas S. Norman	245,273	(5)	*
James H. Smith	450,221	(6)	*
Frank R. Caccamo	160,624	(7)	*
Daniel P. Ginns	354,324	(8)	*
James A. Harrer	405,782	(9)	*
Phillip E. Pearce	210,624	(10)	*
John R. Snedegar	240,567	(11)	*
Barry W. Sullivan	160,624	(12)	*
Total: All directors and executive officers (15 persons)	4,354,262	(13)	4.8%

*	Less than 1%

(1)	Except as otherwise noted, the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. The address of each person named in the above table is in care of Starbase Corporation, 4 Hutton Centre Drive, Suite 900 Santa Ana, CA 92707-8713.

(2)	Includes 33,882 shares of common stock held by Mr. Stow. Also includes 573,119 shares of common stock held by Mr. Stow as trustee of the Stow Family Trust, of which 568,124 shares are subject to a Performance Escrow Agreement. Also includes 572,163 shares of common stock and 70,109 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002 by Mr. Stow and Mrs. Stow, respectively. Mr. Stow disclaims beneficial ownership of the shares exercisable by Mrs. Stow.

(3)	Represents shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002. Ms. Bennett’s employment with Starbase terminated as of June 3, 2002.

(4)	Includes 15,000 shares of common stock held by Mr. Farrow. Also includes 483,516 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002.

(5)	Includes 25,421 shares of common stock held by Mr. Norman of which 13,786 shares are subject to a Performance Escrow Agreement. Also includes 219,852 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002.

(6)	Includes 6,847 shares of common stock held by Mr. Smith. Also includes 443,374 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002.

(7)	Represents shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002. Mr. Caccamo resigned as of May 10, 2002.

(8)	Includes 163,200 shares of common stock held by Mr. Ginns and 5,500 shares of common stock held by Mrs. Ginns. Also includes 185,624 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002.

(9)	Includes 128,700 shares of common stock held by Mr. Harrer. Also includes 277,082 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002.

(10)	Represents shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002.

(11)	Includes 13,753 shares of common stock held by Mr. Snedegar, 1,191 shares of common stock held by Mr. Snedegar as trustee for the Snedegar Revocable Living Trust and 1,667 shares held by Norexco Petroleum of which Mr. Snedegar is President. Also includes 223,956 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002.

(12)	Includes 7,000 shares of common stock held by Mr. Sullivan. Also includes 153,624 shares of common stock issuable upon the exercise of stock options that are currently exercisable or will become exercisable within 60 days after May 31, 2002.

(13)	Includes a total of 1,057,223 shares of common stock and 3,297,039 shares of common stock issuable upon exercise of stock options held by all directors and executive officers of the Company as a group that are currently exercisable or will become exercisable within 60 days after May 31, 2002.

Item 13.     Certain Relationships and Related Transactions

Certain Transactions

      In fiscal 1995, the Board of Directors authorized us to loan William Stow III, our former President and CEO, the sum of $126,000. Principal and accrued interest aggregated $108,743 and $103,915, at March 31, 2002 and 2001, respectively. The loan is evidenced by a promissory note and is collateralized by shares of the Company’s common stock, which are owned by Mr. Stow. The note bears interest at a rate of 6.34% per annum, payable at maturity. The maturity date was originally November 4, 1998, and during the year ended March 31, 2002, the maturity date on the note was extended to November 4, 2002.

      In the fiscal year ended March 31, 2001, we entered into a technology purchase from eCollaboratory for the purchase amount of $1.7 million, which includes amounts previously advanced to eCollaboratory. During the fiscal year ended March 31, 2001, Mr. Daniel P. Ginns, owner, director and the chief executive officer of eCollaboratory, received a salary from eCollaboratory and Mr. Phillip E. Pearce, a former director of eCollaboratory, received fees for his services as a director from eCollaboratory.

      In May 2001, we loaned Mr. Phillip E. Pearce, a member of our Board of Directors, the sum of $150,000. The loan is evidenced by a promissory note and bears interest at a rate of 8% per annum, payable at maturity. The maturity date on the note was February 28, 2002 and the note is now in default. Mr. Pearce has informed us that he loaned the proceeds of the note to eCollaboratory, a company owned by Mr. Daniel P. Ginns, a director of our company. Mr. Pearce has also informed us that he does not intend to repay the note unless his loan to eCollaboratory is repaid. As a result, we have reserved the outstanding amount of the loan to Mr. Pearce.

      On April 3, 2002, we entered into a consulting agreement with Mr. William R. Stow III, our former Chief Executive Office and Chairman of our Board of Directors. We will pay Mr. Stow an annual consulting fee of $250,000. The term of the agreement is one year.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Exhibits

      Certain exhibits have been previously filed with the Commission and are incorporated herein by reference.

Exhibit		Ref./
Number	Description Of Document	Page

3.1	Amended and Restated Certificate of Incorporation of the Company.	(A)
3.2	Amended and Restated Bylaws of the Company.	(B)
4.1	Form of Registration Rights Agreement dated as of November 20, 2001.	(C)
10.1	Form of Non-Qualified Stock Option Contract between the registrant and its directors, employees and consultants.	(D)
10.2	Technology Builders, Inc. Amended and Restated Stock Option and Incentive Stock Option Plan adopted March 22, 2000.	(D)
10.3	Form of Technology Builders, Inc. Notice of Grant of Stock Options and Option Agreement.	(D)
10.4	Form of Technology Builders, Inc. Incentive Stock Option Conversion Information.	(D)
10.5	Convertible Debenture and Warrant Purchase Agreement, dated as of November 20, 2001.	(C)
10.6	Form of Convertible Debenture.	(C)
10.7	Form of Warrant.	(C)
10.8	UBS Warburg Agreement, dated as of December 3, 2001.	(E)
10.9	SG Cowen Securities Corporation Agreement dated as of December 18, 2001.	(E)
10.10	Form of Agreement.	(E)
10.11	Secured Promissory Note with William R. Stow III and Naoma J. Stow, dated July 1, 1995.
10.12	Promissory Note with Phillip E. Pearce, dated as of May 3, 2002.
10.13	Consulting Agreement with William R. Stow III, dated as of April 3, 2002.
10.14	Accounts Receivable Purchase Agreement with Silicon Valley Bank, dated as of April 19, 2002.
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP, Independent Auditors

(A)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (file number 33-68228) filed with the Commission on November 2, 1993.

(B)	Incorporated herein by reference to the Company’s Registration Statement on Form 10 (file number 0-25612) filed with the commission on February 23, 1995.

(C)	Incorporated herein by reference to the Company’s Form S-3 (file number 333-75846) filed with the Commission on December 21, 2001.

(D)	Incorporated herein by reference to the Company’s Form S-3 (file number 333-66052) filed with the Commission on July 27, 2001.

(E)	Incorporated herein by reference to the Company’s Form S-3 (file number 333-81206) filed with the Commission on January 23, 2002.

      (b) Reports on Form 8-K

      In a report filed on Form 8-K, dated February 11, 2002, the Company reported the settlement of an early termination of an office lease.

      In a report filed on Form 8-K, dated June 4, 2002, the Company reported entering into a definitive agreement to raise approximately $12 million contingent on the approval by stockholder of the private place and a one-for-ten reverse stock split.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of July, 2002.

STARBASE CORPORATION

By:	/s/ DOUGLAS S. NORMAN

Douglas S. Norman
Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities and dates indicated.

Signature	Title	Date

/s/ JAMES A. HARRER James A. Harrer	Chief Executive Officer, and President (principal executive officer)	July 12, 2002

/s/ DOUGLAS S. NORMAN Douglas S. Norman	Chief Financial Officer, and Secretary (principal financial officer)	July 12, 2002

/s/ DAVID J. KATZOFF David J. Katzoff	Corporate Controller	July 12, 2002

/s/ DONALD R. FARROW Donald R. Farrow	Executive Vice President and Director	July 12, 2002

/s/ PHILLIP E. PEARCE Phillip E. Pearce	Director	July 12, 2002

/s/ JOHN R. SNEDEGAR John R. Snedegar	Chairman of the Board and Director	July 12, 2002

/s/ WILLIAM R. STOW III William R. Stow III	Director	July 12, 2002

/s/ BARRY W. SULLIVAN Barry W. Sullivan	Director	July 12, 2002

EXHIBIT INDEX

Exhibit		Ref./
Number	Description Of Document	Page

3.1	Amended and Restated Certificate of Incorporation of the Company.	(A)
3.2	Amended and Restated Bylaws of the Company.	(B)
4.1	Form of Registration Rights Agreement dated as of November 20, 2001.	(C)
10.1	Form of Non-Qualified Stock Option Contract between the registrant and its directors, employees and consultants.	(D)
10.2	Technology Builders, Inc. Amended and Restated Stock Option and Incentive Stock Option Plan adopted March 22, 2000.	(D)
10.3	Form of Technology Builders, Inc. Notice of Grant of Stock Options and Option Agreement.	(D)
10.4	Form of Technology Builders, Inc. Incentive Stock Option Conversion Information.	(D)
10.5	Convertible Debenture and Warrant Purchase Agreement, dated as of November 20, 2001.	(C)
10.6	Form of Convertible Debenture.	(C)
10.7	Form of Warrant.	(C)
10.8	UBS Warburg Agreement, dated as of December 3, 2001.	(E)
10.9	SG Cowen Securities Corporation Agreement dated as of December 18, 2001.	(E)
10.10	Form of Agreement.	(E)
10.11	Secured Promissory Note with William R. Stow III and Naoma J. Stow, dated July 1, 1995.
10.12	Promissory Note with Phillip E. Pearce, dated as of May 3, 2002.
10.13	Consulting Agreement with William R. Stow III, dated as of April 3, 2002.
10.14	Accounts Receivable Purchase Agreement with Silicon Valley Bank, dated as of April 19, 2002.
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP, Independent Auditors

(A)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 (file number 33-68228) filed with the Commission on November 2, 1993.

(B)	Incorporated herein by reference to the Company’s Registration Statement on Form 10 (file number 0-25612) filed with the commission on February 23, 1995.

(C)	Incorporated herein by reference to the Company’s Form S-3 (file number 333-75846) filed with the Commission on December 21, 2001.

(D)	Incorporated herein by reference to the Company’s Form S-3 (file number 333-66052) filed with the Commission on July 27, 2001.

(E)	Incorporated herein by reference to the Company’s Form S-3 (file number 333-81206) filed with the Commission on January 23, 2002.