Form 10-Q
period 2002-06-30
STARBASE CORP
filed 2002-08-14
CIK 911577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 0-25612

STARBASE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0567363 (I.R.S. Employer Identification Number)

4 Hutton Centre Drive, Suite 900 Santa Ana, California (Address of principal executive offices)	92707 (Zip code)

(714) 445-4400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Number of shares outstanding as of July 31, 2002:	Common Stock:	8,737,144
	Preferred Stock:	0

STARBASE CORPORATION

PART I ITEM 1
FINANCIAL STATEMENTS

STARBASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	March 31,
	2002	2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,861	$1,530
Restricted cash	62	62
Marketable securities	8	9
Accounts receivable, net of allowances of $936 at June 30, 2002 and $1,561 at March 31, 2002	6,238	7,980
Notes and other receivables, net of allowances of $150 at June 30, 2002 and March 31, 2002	—	14
Prepaid expenses and other current assets	487	704

Total current assets	8,656	10,299
Property and equipment, net	3,889	4,503
Intangible assets, net	9,866	13,319
Goodwill	9,557	7,637
Note receivable from officer	110	109
Other non-current assets	457	620

Total assets	$32,535	$36,487

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,359	$2,953
Accrued compensation	2,187	2,344
Other accrued liabilities	1,094	1,267
Deferred revenue	6,972	6,598
Current portion of long-term obligations	119	144

Total current liabilities	12,731	13,306
Long-term liabilities:
Long-term obligations, less current portion	18	42
Convertible debentures	—	1,632

Total long-term liabilities	18	1,674

Total liabilities	12,749	14,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued and outstanding at June 30, 2002 and March 31, 2002	—	—
Common stock, $.01 par value; 150,000,000 authorized; 8,737,144 and 7,965,548 shares issued and outstanding at June 30, 2002 and March 31, 2002	87	80
Additional paid-in capital	203,552	201,747
Accumulated deficit	(183,365)	(179,770)
Deferred non-cash compensation	(331)	(397)
Notes receivable	(36)	(36)
Accumulated other comprehensive loss	(121)	(117)

Total stockholders’ equity	19,786	21,507

Total liabilities and stockholders’ equity	$32,535	$36,487

The accompanying notes are an integral part of the consolidated financial statements.

STARBASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended
	June 30,

	2002	2001

	(Unaudited)
Revenues:
License	$5,091	$7,387
Maintenance	2,430	2,616
Service	1,571	2,051

Total revenues	9,092	12,054
Cost of Revenues:
License	169	1,577
Service	1,328	1,824
Amortization and write-down of intangibles	1,292	1,753

Total cost of revenues	2,789	5,154

Gross margin	6,303	6,900
Operating Expenses:
Research and development	2,646	4,456
Sales and marketing	4,963	8,639
General and administrative	1,561	2,444
Non-cash equity based compensation	176	190
Amortization and write-down of intangibles	240	4,976

Total operating expenses	9,586	20,705

Operating loss	(3,283)	(13,805)
Interest and other income (expense)	(304)	97

Loss before income taxes	(3,587)	(13,708)
Provision for income taxes	8	57

Net loss	$(3,595)	$(13,765)

Per share data:
Basic and diluted net loss per common share	$(0.42)	$(2.02)

Basic and diluted weighted average common shares outstanding	8,564	6,804

The accompanying notes are an integral part of the consolidated financial statements.

STARBASE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Three months ended
	June 30,

	2002	2001

(in thousands)	(Unaudited)
Net loss	$(3,595)	$(13,765)
Other comprehensive loss:
Foreign currency translation adjustments	(3)	5
Unrealized loss on available for sale securities	(1)	—

Total comprehensive loss	$(3,599)	$(13,760)

The accompanying notes are an integral part of the consolidated financial statements.

STARBASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	June 30,

	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,595)	$(13,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,174	7,528
Provision for doubtful accounts	134	440
Non-cash equity based compensation	176	190
Non-cash interest expense	272	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,608	3,138
Notes and other receivables	14	4
Prepaid expenses and other assets	217	204
Other non-current assets	(81)	6
Accounts payable and accrued liabilities	(883)	(5,913)
Deferred revenue	374	(589)

Net cash provided by (used in) operations	410	(8,757)
Cash Flows from Investing Activities:
Capital expenditures	(27)	(290)

Net cash used in investing activities	(27)	(290)
Cash Flows from Financing Activities:
Borrowings under line of credit	—	1,500
Proceeds from issuance of common stock:
Exercise of options	—	263
Payments on debt obligations	(49)	(113)

Net cash (used in) provided by financing activities	(49)	1,650
Effect of exchange rate changes on cash and cash equivalents	(3)	(22)

Net increase (decrease) in cash	331	(7,419)
Cash and cash equivalents, beginning of period	1,530	14,075

Cash and cash equivalents, end of period	$1,861	$6,656

Supplemental Cash Flow Information:
Interest paid	$41	$16

Income taxes paid	$8	$57

Non-cash investing and financing transactions:
Conversion of convertible debentures to common stock	$1,701	$—

The accompanying notes are an integral part of the consolidated financial statements.

STARBASE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of presentation

The accompanying unaudited interim consolidated financial statements of Starbase Corporation, a Delaware corporation (the Company), as of June 30, 2002, and for the three months ended June 30, 2002, and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented. The interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the period presented. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s filing to the Securities and Exchange Commission on Form 10-K, for the year ended March 31, 2002.

On July 29, 2002, the stockholders of the Company approved a one-for-ten reverse split of the Company’s common stock effective on July 31, 2002. The consolidated financial statements and accompanying notes to the consolidated financial statements have been adjusted to reflect the effect of the one-for-ten reverse split.

Management plans and going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management believes, based upon projected operating needs, that the Company’s working capital is insufficient for the Company to maintain its current level of operating activities through March 31, 2003. As shown in the consolidated financial statement, the Company has also experienced recurring losses from operations and has negative working capital at June 30, 2002. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately, to obtain successful operations. On May 22, 2002, the Company entered into a definitive agreement to raise approximately $12.0 million through the sale of convertible preferred stock and warrants to institutional investors in a private placement. On July 29, 2002, the Company’s stockholders approved the financing and a one-for-ten reverse stock split at a special meeting of stockholders and called for those purposes. Proceeds of the financing will be used for working capital. Management believes that with the completion of the $12.0 million financing, the Company will have sufficient working capital to fund its operations through at least March 31, 2003. While the Company has successfully raised equity capital in the past, there can be no assurance that it will be successful in its efforts to obtain additional financing in the future.

The Company received notification from some investors that they were terminating their obligations under the purchase agreement, which was scheduled to close on August 13, 2002. As a result the Company has postponed the closing date of the private placement indefinitely and is analyzing its alternatives related to the financing.

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

2. New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Such adoption had no impact on the Company’s consolidated financial position or results of operations though June 30, 2002. The Company adopted SFAS No. 142 on April 1, 2002. As a result, the Company has ceased amortization of goodwill and assembled workforce, reducing annual amortization expense by approximately $10.4 million. The Company will continue to amortize developed technology and customer lists over their remaining lives. The Company expects to complete the transition impairment test for goodwill before September 30, 2002. In addition, future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization is as follows:

	Three months ended June 30,

	2002	2001
(In thousands, except per share amounts)
Reported net loss	$(3,595)	$(13,765)
Goodwill and assembled workforce amortization	—	4,593

Adjusted net loss	$(3,595)	$(9,172)

Reported basic and diluted net loss per share	$(0.42)	$(2.02)
Goodwill and assembled workforce amortization	—	0.67

Adjusted basic and diluted net loss per share	$(0.42)	$(1.35)

Basic and diluted weighted average common shares outstanding	8,564	6,804

The components of amortized intangible assets as of June 30, 2002 are as follows:

	Gross Carrying	Accumulated
	Amount	Amortization
(In thousands)
Amortized intangible assets
Patents and trademarks	$20	$20
Manufacturing license	385	107
Developed technology	19,489	10,464
Customer lists	1,969	1,406

Total	$21,863	$11,997

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

All identified intangible assets, required to be amortized under SFAS No. 142, are amortized on a straight-line basis over their estimated lives. Estimated future amortization expense relating to these identified intangible assets is as follows:

(In thousands)
For years ended March 31,
2003	$6,029
2004	$4,707
2005	$560
2006	$82

Changes to goodwill during the three months ended June 30, 2002, including the effects of adopting SFAS No. 141 and SFAS No. 142, are as follows:

(In thousands)
Balance at March 31, 2002	$7,637
Intangible assets reclassified to goodwill	1,920

Balance at June 30, 2002	$9,557

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal year beginning after December 15, 2001. The Company adopted SFAS No. 144 effective April 1, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with the exit or disposal activities and supersedes Emerging Issued Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of the entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after March 31, 2002.

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

3. Composition of certain balance sheet captions

	June 30,	March 31,
	2002	2002

(In thousands)	(Unaudited)
Property and equipment:
Computer hardware	$2,549	$2,527
Furniture and fixtures	1,335	1,330
Computer software	3,970	3,970
Leasehold improvements	707	707

	8,561	8,534
Less accumulated depreciation and amortization	(4,672)	(4,031)

	$3,889	$4,503

Intangible assets:
Patents and trademarks	$20	$20
Manufacturing license	385	385
Developed technology	19,489	19,489
Customer lists	1,969	1,969
Assembled workforce	—	2,907

	21,863	24,770
Less accumulated amortization	(11,997)	(11,451)

	$9,866	$13,319

4. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Potentially dilutive shares, stock options, warrants, and Escrow Shares, have not been included where inclusion would be antidilutive. Escrow Shares (141,863) would have been released to the founders upon attainment of certain defined cash flow requirements by October 15, 2002. The release of the Escrow Shares would have been deemed compensatory and, accordingly, would have resulted in charges to earnings equal to the fair market value of these shares recorded ratably over the period beginning on the date when management determined that the cash flow requirements were probable of being met and ending on the date when the goal was attained, causing the Escrow Shares to be released. Such charges could have substantially reduced the Company’s net income or increased the Company’s loss for financial reporting purposes in the periods such charges were recorded. Based upon historical and expected results, the Company has determined that the goal will not be met. On October 15, 2002, the Escrow shares are scheduled to be returned to the Company.

On July 29, 2002, the stockholders of the Company approved a one-for-ten reverse split of the Company’s common stock effective on July 31, 2002. Net loss per share for the periods presented reflect the one-for-ten reverse split.

Potentially dilutive securities, which consist of options to purchase 1,204,329 shares of common stock at prices ranging from $4.60 to $146.30 per share, warrants to purchase 383,691 shares of common stock at prices ranging from $3.20 to $68.13 per share and 141,863 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three month period ended June 30, 2002. Potentially dilutive securities, which consist of options to purchase 784,010 shares of common stock at prices ranging from $6.25 to $146.30 per share, warrants to purchase 89,308 shares of common stock at prices ranging from $7.30 to $68.13 per share and 141,863 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three month period ended June 30, 2001.

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

5. Equity transactions

During the three months ended June 30, 2002, $1,632,050 of convertible debentures were converted into 752,545 shares of common stock and 19,050 shares of common stock were issued for $69,447 of accrued interest related to the convertible debentures pursuant to terms.

Warrants

Warrant activity for the three month period ended June 30, 2002 is as follows:

	Shares	Warrant Price Per Share

Outstanding at March 31, 2002	367,078	$6.53 — $68.13
Issued	31,250	$3.20
Expired	14,637	$38.80

Outstanding at June 30, 2002	383,691	$3.20 — $68.13

6. Stock option plans

1996 Plan

In September 1996, the stockholders of the Company approved the 1996 Stock Option Plan (1996 Plan) as amended and restated. The 1996 Plan provides for the grant of non-qualified and incentive stock options to employees, directors, officers and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. A total of 283,333 shares of common stock have been authorized under the 1996 Plan, of which 134,273 were outstanding and 31,825 are available for future grants at June 30, 2002.

2001 Plan

In September 2001, the stockholders of the Company approved the 2001 Stock Plan (2001 Plan). The 2001 Plan provides for the grant of non-qualified and incentive stock options to employees, directors, officers and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. A total of 340,000 shares of common stock have been authorized under the 2001 Plan, of which 269,161 were outstanding and 70,839 are available for future grants at June 30, 2002.

Premia Plan

As a result of the acquisition of Premia Corporation, the Company assumed all of the outstanding options granted under the Premia ISO stock option plan (Premia Plan). At the date of acquisition, there were 27,008 options outstanding at a weighted-average exercise price of $14.80, of which 21,345 were exercisable at a weighted-average exercise price of $14.80. As of June 30, 2002, there were 16,121 options outstanding at a weighted-average exercise price of $14.80, of which 15,233 were exercisable at a weighted average exercise price of $14.80. No further options will be granted under the Premia Plan.

TBI Plan

As a result of the acquisition of Technology Builders, Inc., the Company assumed all of the outstanding options granted under the Technology Builders, Inc. Amended and Restated Stock Option and Incentive Stock Option Plan (TBI Plan). At the date of acquisition, there were 122,049 options outstanding at a weighted-average exercise price of $12.40, of which 78,795 were exercisable at a weighted-average exercise price of $8.90. As of June 30, 2002, there were 63,390 options outstanding at a weighted-average exercise price of $13.33, of which 51,562 were exercisable at a weighted-average exercise price of $11.35. No further options will be granted under the TBI Plan.

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

NSO Stock Option Program

The NSO Stock Option Program (NSO Program) allows the Company to grant nonstatutory stock options for employees, directors and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. As of June 30, 2002, there were 1,743,911 options issued and outstanding at a weighted-average exercise price of $30.52, of which 923,930 were exercisable at a weighted-average price of $34.43.

Stock option activity for all plans for the three months ended June 30, 2002 was as follows:

		Weighted-
		Average Exercise
	Shares	Price

Outstanding at March 31, 2002	2,440,462	$25.32
Granted	5,400	$2.61
Lapsed or canceled	(219,006)	$19.04

Outstanding at June 30, 2002	2,226,856	$25.88

Exercisable at June 30, 2002	1,204,329	$28.98

Stock option summary information for stockholder approved plans (1996 Plan and 2001 Plan) at June 30, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average Exercise
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Price

$0.00-$5.00	124,891	9.5 years	$4.82	27,045	$4.91
$5.01-$10.00	157,470	8.9 years	$6.57	65,486	$6.91
$10.01-$15.00	72,495	3.7 years	$12.47	72,495	$12.47
$15.01-$20.00	48,578	5.0 years	$16.40	48,578	$16.40

	403,434	7.7 years	$8.27	213,604	$10.70

     Stock option summary information for assumed plans (Premia Plan and TBI Plan) at June 30, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average Exercise
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Price

$5.01-$10.00	25,960	4.4 years	$6.90	25,960	$6.90
$10.01-$15.00	35,477	6.5 years	$14.25	34,099	$14.25
$20.01-$25.00	16,267	7.9 years	$20.70	6,285	$20.70
$30.01-$35.00	1,807	8.6 years	$34.30	451	$34.30

	79,511	6.2 years	$13.63	66,795	$12.13

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Stock option summary information for the plan not approved by stockholders (NSO Program) at June 30, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average Exercise		Average Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$0.00 - $5.00	53,900	6.0 years	$4.22	20,000	$4.70
$5.01 - $10.00	685,389	8.9 years	$6.32	249,702	$6.38
$10.01 - $15.00	202,882	7.3 years	$13.20	135,967	$13.20
$15.01 - $20.00	106,899	6.8 years	$17.26	80,370	$16.99
$20.01 - $25.00	47,365	7.4 years	$21.69	34,127	$21.20
$25.01 - $30.00	73,388	8.2 years	$26.02	65,230	$25.87
$30.01 - $35.00	135,903	8.3 years	$33.44	49,177	$33.36
$35.01 - $40.00	133,865	7.7 years	$38.20	105,234	$38.25
$40.01 - $45.00	10,000	8.1 years	$40.96	4,592	$40.90
$45.01 - $161.25	294,320	6.9 years	$105.78	179,531	$104.16

	1,743,911	7.9 years	$30.52	923,930	$34.43

7. Operating segment information

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

The Company’s reportable operating segments include Starbase product licenses, third party product licenses, maintenance and services. The Starbase product licenses operating segment develops and markets the Company’s software management tools for managing the development of software projects from beginning to end (Application Lifecycle Management). The third party product licenses operating segment resells other companies’ products. The maintenance operating segment provides after-sale support for software licenses. The services operating segment provides fee-based training and consulting services related to the Company’s products.

The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of revenues and gross margin.

Operating segment data for the three month ended June 30, 2002 and 2001 was as follows:

	Starbase	Third party
	product	product
	licenses	licenses	Maintenance	Services	Total
(In thousands)
Three months ended June 30, 2002:
Revenues	$4,941	$150	$2,430	$1,571	$9,092
Cost of revenues	1,407	23	31	1,328	2,789

Gross margin	$3,534	$127	$2,399	$243	$6,303

Three months ended June 30, 2001:
Revenues	$6,203	$1,184	$2,616	$2,051	$12,054
Cost of revenues	2,008	1,047	275	1,824	5,154

Gross margin	$4,195	$137	$2,341	$227	$6,900

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

8. Accounts receivable purchase agreement

On April 19, 2002, the Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank. The term of the Agreement is for one year and it allows the Company to sell up to $4.0 million of its accounts receivable with a finance charge equal to 5.0% above Prime Rate for the gross average daily outstanding balance and a collateral handling fee equal to 0.5% per month of the average daily outstanding balance. There is a minimum finance charge of $15,000 per month. In connection with this agreement, the Company issued to Silicon Valley Bank warrants to purchase 31,250 shares of its common stock at $3.20 per share. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $78,000 and was recorded as non-cash equity compensation during the three months ended June 30, 2002. At June 30, 2002, the Company had not sold any of its account receivables.

9. Subsequent events

On July 29, 2002, the stockholders of the Company approved a one-for-ten reverse split of the Company’s common stock along with a proposed private placement of $12 million to institutional investors. The reverse stock split was effective on July 31, 2002.

PART I

ITEM 2
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The discussion in this Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements that are not purely historical are forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on currently available information and our current beliefs, expectation and projections about future events, including, among other things: successfully implementing our business strategy; maintaining and expanding market acceptance of the products we offer; and our ability to successfully compete in our marketplace. All forward-looking statements included in this document are based on the information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” of this document and in our other filing with the Securities and Exchange Commission, including our Annual Report for the year ended March 31, 2002 on Form 10-K.

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

Significant accounting policies

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

Accounts Receivable

We sell our products worldwide. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of our reserves is based on historical experience and our analysis of the accounts receivable balances outstanding. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional sales and marketing expense in the period such determination was made. While such credit losses have historically been within our expectations and the provisions established, we couldn’t guarantee that we will continue to experience the same credit loss rates that we have in the past.

Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We implemented SFAS No. 141 on July 1, 2001. Such adoption had no impact on our consolidated financial position or results of operations though June 30, 2002. We adopted SFAS No. 142 on April 1, 2002. As a result, we have ceased amortization of goodwill and assembled workforce, reducing annual amortization expense by approximately $10.4 million. We will continue to amortize developed technology and customer lists over their remaining lives. We expect to complete the transition impairment test for goodwill before September 30, 2002. In addition, future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill and assembled workforce amortization is as follows:

	Three months ended June 30,

	2002	2001
(In thousands, except per share amounts)
Reported net loss	$(3,595)	$(13,765)
Goodwill and assembled workforce amortization	—	4,593

Adjusted net loss	$(3,595)	$(9,172)

Reported basic and diluted net loss per share	$(0.42)	$(2.02)
Goodwill and assembled workforce amortization	—	0.67

Adjusted basic and diluted net loss per share	$(0.42)	$(1.35)

Basic and diluted weighted average common shares outstanding	8,564	6,804

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenue for the three months ended June 30, 2002 and 2001.

	Three months ended June 30,

	2002	2001

Revenues:
License	56.0%	61.3%
Maintenance	26.7	21.7
Service	17.3	17.0

Total revenues	100.0	100.0
Cost of revenues:
License	1.9	13.1
Service	14.6	15.1
Amortization and write-down of intangibles	14.2	14.6

Total cost of revenues	30.7	42.8

Gross profit	69.3	57.2
Operating expenses:
Research and development	29.1	36.9
Sales and marketing	54.6	71.7
General and administrative	17.2	20.3
Non-cash equity based compensation	1.9	1.6
Amortization and write-down of intangibles	2.6	41.3

Total operating expenses	105.4	171.7

Operating loss	(36.1)	(114.5)
Interest and other income (expense)	(3.3)	0.8

Loss before income taxes	(39.4)	(113.7)
Provision for income taxes	0.1	0.5

Net loss	(39.5)%	(114.2)%

Three Months Ended June 30, 2002 and 2001

Revenues

Revenues were $9.1 million and $12.1 million for the three month periods ended June 30, 2002 and 2001, respectively, representing a decrease of $3.0 million or 25%. International revenues accounted for less than 10% of total revenue in the three months ended June 30, 2002 and 2001.

License — License revenues were $5.1 million and $7.4 million for the three month periods ended June 30, 2002 and 2001, respectively, representing a decrease of $2.3 million or 31%. License revenues represented 56.0% and 61.3% of total revenues for the three months ended June 30, 2002 and 2001, respectively. The decrease in license revenues was due to decreased demand for our CaliberRM, CodeWright and eXpressroom products and a decrease in the amount of third party product we resold as a result of the worldwide decline in information technology spending especially relating to software expenditures.

Maintenance — Maintenance revenues were $2.4 million and $2.6 million for the three month periods ended June 30, 2002 and 2001, respectively, representing a decrease of $186,000 or 7%. Maintenance revenues represented 26.7% and 21.7% of total revenues for the three months ended June 30, 2002 and 2001, respectively. The decrease in maintenance revenues was due to fewer new sales of product licenses partially offset by renewal maintenance contracts sold.

Service — Service revenues were $1.6 million and $2.1 million for the three month periods ended June 30, 2002 and 2001, respectively, representing an decrease of $480,000 or 23%. Service revenues represented 17.3% and 17.0% of total revenues for the three months ended June 30, 2002 and 2001, respectively. The decrease in service revenues was due to fewer billable headcount available to perform training and consulting.

Cost of Revenues

License — License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and royalties. License cost of revenues was $169,000 and $1.6 million for the three month periods ended June 30, 2002 and 2001, respectively, representing a decrease of $1.4 million or 89%. License cost of revenues as a percentage of license revenue was 3.3% and 21.3% for the three months ended June 30, 2002 and 2001, respectively. The decrease in license cost of revenues was due to lower third party product sales resulting in a $1.0 million reduction in license cost of sales and lower royalty costs due to lower CaliberRM license sales.

Service — Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues were $1.3 million and $1.8 million for the three month periods ended June 30, 2002 and 2001, respectively, representing a decrease of $496,000 or 27%. Service cost of revenues as a percentage of service revenue was 84.5% and 88.9% for the three months ended June 30, 2002 and 2001, respectively. The decrease in service cost of revenues was due to lower salary expense as a result of lower headcount in the services organization along with the lower costs related to the decrease in personnel.

Amortization and write-down of intangibles — Amortization and write-down of intangibles consists of the amortization of developed technology associated with the Premia, Genitor, worldweb.net and Technology Builders acquisitions. Amortization of intangibles was $1.3 million and $1.8 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $461,000 or 26%. Amortization of Intangibles as a percentage of total revenue was 14.2% and 14.6% for the three months ended June 30, 2002 and 2001, respectively.

Operating Expenses

Research and development expenses — Research and development expenses include salaries and other expenses related to the development of new products and the enhancements of our current products. Research and development expenses were $2.6 million and $4.5 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $1.8 million or 41%. The decrease in research and development expenses was due to lower salary and other personnel expenses associated with a 45% reduction in research and development headcount from the prior year.

Sales and marketing — Sales and marketing expenses were $5.0 million and $8.6 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $3.7 million or 43%. The decrease in sales and marketing expenses was due to lower salary and other personnel expenses associated with a 39% reduction in sales and marketing headcount from the prior year.

General and administrative — General and administrative expenses were $1.6 million and $2.4 million for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $883,000 or 36%. The decrease in general and administrative expenses was due to lower salary and other personnel expenses associated with a 26% reduction in general and administrative headcount from the prior year.

Non-cash equity based compensation — Non-cash equity based compensation was $176,000 and $190,000 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $14,000. Non-cash equity based compensation expense represents fair market value of stock options and warrants granted to non-employees of the Company’s common stock at the date of grant amortized over the vesting period.

Amortization and write-down of intangibles — Amortization and write-down of intangibles was $240,000 and $5.0 million for the three months ended June 30, 2002 and 2001, respectively. On April 1, 2002, we adopted SFAS No. 142. As a result, we ceased amortization of goodwill and subsumed assembled workforce assets of $1.9 million into goodwill. The remaining balance of unamortized goodwill is $9.5 million at June 30, 2002.

Interest and other income (expense) — Interest and other income (expense) was $(304,000) and 97,000 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $401,000. The decrease in interest and other income (expense) was due to non-cash interest expense of $272,000 related to the convertible debentures issued in November and December 2001, along with lower interest income resulting from less cash being available to invest.

Provision for income taxes — Provision for income taxes was $8,000 and $57,000 for the three months ended June 30, 2002 and 2001, respectively, representing a decrease of $49,000. This represents the minimum amount required for state taxes. The Company has not recorded a current or deferred provision for deferral income taxes for any period to date, as a result of losses incurred since its inception.

Inflation

Inflation has not had a significant effect on our consolidated results of operations or financial position for the three month periods ended June 30, 2002 and 2001.

Liquidity and Capital Resources

We have funded our business, to date, primarily from the issuance of equity and debt securities. Cash and cash equivalents as of June 30, 2002 were $1.9 million and $1.5 million as of March 31, 2002. At June 30, 2002 the Company had negative working capital of $4.1 million, compared to negative working capital of $3.0 million at March 31, 2002.

Net cash provided by operating activities was $410,000 for the three months ended June 30, 2002 and net cash used in operating activities was $8.8 million for the three months ended June 30, 2001. The increase in cash provided by operations was due to a lower net loss and a smaller decrease in accounts payable and accrued liabilities partially offset by lower depreciation and amortization and a smaller decrease in accounts receivable.

Net cash used in investing activities was $27,000 and $290,000 for the three months ended June 30, 2002 and 2001, respectively. The decrease was due to lower capital expenditures. We expect our capital expenditures to remain at their current rate until the anticipated $12.0 million financing is completed.

Net cash used in financing activities was $49,000 for the three months ended June 30, 2002 and net cash provided by financing activities was $1.7 million for the three months ended June 30, 2001.

Management believes, based upon projected operating needs, that our working capital is insufficient for us to maintain our current level of operating activities through March 31, 2003. We have also experienced recurring losses from operations and have negative working capital at June 30, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern. On May 22, 2002, we entered into a definitive agreement to raise approximately $12.0 million through the sale of convertible preferred stock and warrants to institutional investors in a private placement. On July 29, 2002, our stockholders approved the financing and a one-for-ten reverse stock split at a special meeting of stockholders and called for those purposes. Proceeds of the financing will be used for working capital. Management believes that with the completion of the $12.0 million financing, we will have sufficient working capital to fund our operations through at least March 31, 2003. While we have successfully raised equity capital in the past, there can be no assurance that we will be successful in our efforts to obtain additional financing in the future.

We received notification from some investors that they were terminating their obligations under the purchase agreement, which was scheduled to close on August 13, 2002. As a result, we have postponed the closing date of the private placement indefinitely and are analyzing our alternatives related to the financing.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We implemented SFAS No. 141 on July 1, 2001. Such adoption had no impact on our consolidated financial position or results of operations though June 30, 2002. We adopted SFAS No. 142 on April 1, 2002. As a result, we have ceased amortization of goodwill and assembled workforce, reducing annual amortization expense by approximately $10.4 million. We will continue to amortize developed technology and customer lists over their remaining lives. We expect to complete the transition impairment test for goodwill before September 30, 2002. In addition, future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and is effective for fiscal year beginning after December 15, 2001. We adopted SFAS No. 144 effective April 1, 2002. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with the exit or disposal activities and supersedes Emerging Issued Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of the entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after March 31, 2002.

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

Since our inception, we have had a history of losses and, as of June 30, 2002, we had an accumulated deficit of $183.1 million. Further, the cash requirements to run our business have been and will continue to be significant. In the past, we had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing our software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. If our personnel and third parties are unable to work together and coordinate their efforts in order to quickly and cost-efficiently develop our products, the development process may encounter delays, which could lead to increased operating expenses and future losses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

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

At June 30, 2002, our current capital resources were $8.1 million and consisted of $1.9 million of cash and $6.2 million of accounts receivable. We also had $5.8 million in liabilities that will need to be paid with cash and negative working capital of $4.1 million.

Management believes, based upon projected operating needs, that our working capital is insufficient for us to maintain our current level of operating activities through March 31, 2003. We have also experienced recurring losses from operations and have negative working capital at June 30, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern. On May 22, 2002, we entered into a definitive agreement to raise approximately $12.0 million through the sale of convertible preferred stock and warrants to institutional investors in a private placement. On July 29, 2002, our stockholders approved the financing and a one-for-ten reverse stock split at a special meeting of stockholders and called for those purposes. Proceeds of the financing will be used for working capital. Management believes that with the completion of the $12.0 million financing, we will have sufficient working capital to fund our operations through at least March 31, 2003. While we have successfully raised equity capital in the past, there can be no assurance that we will be successful in our efforts to obtain additional financing in the future.

We received notification from some investors that they were terminating their obligations under the purchase agreement, which was scheduled to close on August 13, 2002. As a result, we have postponed the closing date of the private placement indefinitely and are analyzing our alternatives related to the financing.

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

WE RELY HEAVILY ON SALES OF STARTEAM AND IF IT DOES NOT SUSTAIN MARKET OR IT DECREASES IN ACCEPTANCE, WE ARE LIKELY TO EXPERIENCE LARGER LOSSES

For the quarter ended June 30, 2002, we generated 56% of our total revenues and 75% of our licensing revenues from licenses of our StarTeam product line. We believe that revenues generated from StarTeam will continue to account for a large percentage of our revenues for the foreseeable future. A decline in the price of, or demand for, StarTeam would have a material adverse effect on our business, operating results and financial condition. The following events may reduce the demand for StarTeam:

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN THE USE OF OUR TECHNOLOGY BY COMPETITORS OR OTHER THIRD PARTIES RESULTING IN LOWER SALES OF OUR PRODUCTS

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

IF THE PRICE OF OUR COMMON STOCK REMAINS BELOW $1.00, OUR COMMON STOCK MAY BE DELISTED FROM NASDAQ

Prior to the one-for-ten reverse split of our common stock on July 31, 2002, the price of our common stock was below $1.00. The National Association of Securities Dealers, Inc. has established certain standards for the continued listing of a security on the Nasdaq National Market and the Nasdaq SmallCap Market. The standards for continued listing on either market require, among other things, that the minimum bid price for the listed securities be at least $1.00 per share. A deficiency in the bid price maintenance standard will be deemed to exist if the issuer fails the individual stated requirement for thirty consecutive trading days, with a 90-day cure period, with respect to the Nasdaq National Market, and a 180-day cure period with respect to the Nasdaq SmallCap Market. On February 14, 2002, we received a 30-day deficiency notice from The Nasdaq Stock Market, Inc., for failure to comply with the $1.00 minimum bid price per share for the last 30 consecutive trading days. We transferred to the Nasdaq SmallCap Market on May 28, 2002, in order to take advantage of the longer 180-day cure period. If the price deficiency is cured during the 180-day period, and we otherwise continue to comply with the Nasdaq National Market maintenance standards, we could then transfer back to the Nasdaq National Market by February 10, 2003. If we do not comply with the $1.00 minimum bid price at the end of the 180-day cure period, we may also be eligible for an additional 180-calendar day grace period provided we meet the initial listing criteria for the Nasdaq SmallCap Market. If our common stock were to be excluded from Nasdaq, the prices of our common stock and the ability of holders to sell such stock would be adversely affected, and we would be required to comply with the initial listing requirements to be relisted on Nasdaq.

IF OUR OUTSTANDING WARRANTS AND OPTIONS ARE EXERCISED, THERE WILL BE FURTHER DILUTION TO OUR COMMON STOCKHOLDERS

As of June 30, 2002, we had 383,691 warrants to purchase the equivalent number of shares of our common stock outstanding at prices ranging from $3.20 to $68.13. In addition, as of June 30, 2002, we had 2,226,856 stock options granted outstanding with a weighted-average exercise price of $25.88, of which 1,204,329 are exercisable at a weighted-average exercise price of $28.98. Exercise of either the outstanding warrants or granted stock options will dilute the position of our common stockholders.

ITEM 3
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

Intangible Asset Risk

We have a substantial amount of intangible assets. During the 2002 fiscal year, as a result of the deterioration of the economy, the decrease in information technology spending, the lack of demand for the products obtained in the worldweb.net acquisition and the significant reduction in headcount, we recorded a write-down of intangible assets of $64.8 million. Future deterioration of the economy could result in further impairment of our intangible assets, requiring us to record an additional write down expense.

PART II
ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit		Ref./
Number	Description Of Document	Page

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBASE CORPORATION (Registrant)

August 14, 2002	/s/ Douglas S. Norman

Date	Douglas S. Norman Chief Financial Officer

August 14, 2002	/s/ James A. Harrer

Date	James A. Harrer Chief Executive Officer and President

EXHIBIT INDEX

Exhibit
Number	Description Of Document

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer