Form 10-Q
period 2002-09-30
STARBASE CORP
filed 2002-11-19
CIK 911577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☑  No ☐

Number of shares outstanding as of October 31, 2002:	Common Stock: Preferred Stock:	8,736,690 0

STARBASE CORPORATION

PART I ITEM 1
FINANCIAL STATEMENTS

STARBASE CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	March 31,
	2002	2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,401	$1,530
Restricted cash	62	62
Marketable securities	8	9
Accounts receivable, net of allowances of $766 at September 30, 2001 and $1,561 at March 31, 2002	5,841	7,980
Notes and other receivables, net of allowances of $150 at September 30, 2001 and March 31, 2002	—	14
Prepaid expenses and other assets	817	704

Total current assets	8,129	10,299
Property and equipment, net	3,273	4,503
Intangible assets, net	8,334	13,319
Goodwill	9,557	7,637
Note receivable from officer	111	109
Other non-current assets	369	620

Total assets	$29,773	$36,487

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,003	$2,953
Accrued compensation	1,953	2,344
Other accrued liabilities	991	1,267
Deferred revenue	6,898	6,598
Current portion of long-term obligations	326	144

Total current liabilities	13,171	13,306
Long-term liabilities:
Long-term obligations, less current portion	6	42
Convertible debentures	—	1,632

Total long-term liabilities	6	1,674

Total liabilities	13,177	14,980
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized, none issued and outstanding at September 30, 2002 and March 31, 2002	—	—
Common stock, $.01 par value; 150,000,000 authorized; 8,736,690 and 7,965,548 shares issued and outstanding at September 30, 2002 and March 31, 2002	87	80
Additional paid-in capital	203,404	201,747
Accumulated deficit	(186,468)	(179,770)
Deferred non-cash compensation	(265)	(397)
Notes receivable	(36)	(36)
Accumulated other comprehensive loss	(126)	(117)

Total stockholders’ equity	16,596	21,507

Total liabilities and stockholders’ equity	$29,773	$36,487

The accompanying notes are an integral part of the consolidated financial statements

STARBASE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Revenues:
License	$4,997	$6,119	$10,088	$13,506
Maintenance	2,640	2,457	5,070	5,073
Service	1,576	1,952	3,147	4,003

Total revenues	9,213	10,528	18,305	22,582
Cost of Revenues:
License	703	510	872	2,087
Service	991	1,693	2,319	3,517
Amortization and write-down of intangibles	1,291	4,510	2,583	6,263

Total cost of revenues	2,985	6,713	5,774	11,867

Gross margin	6,228	3,815	12,531	10,715
Operating Expenses:
Research and development	2,395	3,860	5,041	8,316
Sales and marketing	5,019	6,857	10,116	14,996
General and administrative	1,517	2,988	2,943	5,933
Non-cash equity based compensation	122	148	298	338
Amortization and write-down of intangibles	240	38,532	480	43,508

Total operating expenses	9,293	52,385	18,878	73,091

Operating loss	(3,065)	(48,570)	(6,347)	(62,376)
Interest and other income (expense)	(29)	9	(333)	106

Loss before income taxes	(3,094)	(48,561)	(6,680)	(62,270)
Provision for income taxes	10	30	18	87

Net loss	$(3,104)	$(48,591)	$(6,698)	$(62,357)

Per share data:
Basic and diluted net loss per common share	$(0.36)	$(7.10)	$(0.78)	$(9.14)

Basic and diluted weighted average common shares outstanding	8,595	6,841	8,580	6,822

The accompanying notes are an integral part of the consolidated financial statements

STARBASE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Net loss	$(3,104)	$(48,591)	$(6,698)	$(62,357)
Other comprehensive loss:
Foreign currency translation adjustments	(5)	(13)	(8)	(35)
Unrealized loss on available for sale securities	—	—	(1)	—

Total comprehensive loss	$(3,109)	$(48,604)	$(6,707)	$(62,392)

The accompanying notes are an integral part of the consolidated financial statements

STARBASE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	September 30,

	2002	2001

	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(6,698)	$(62,357)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,322	15,014
Write-down of intangibles	—	36,300
Provision for doubtful accounts	(234)	1,350
Non-cash equity based compensation	298	338
Non-cash interest expense	272	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	2,373	4,293
Notes and other receivables	14	1
Prepaid expenses and other assets	157	128
Other non-current assets	6	27
Accounts payable and accrued liabilities	(778)	(6,105)
Deferred revenue	300	(1,337)

Net cash provided by (used in) operations	32	(12,348)
Cash Flows from Investing Activities:
Decrease in restricted cash	—	40
Capital expenditures	(29)	(756)

Net cash used in investing activities	(29)	(716)
Cash Flows from Financing Activities:
Borrowings under line of credit	—	1,500
Proceeds from issuance of common stock:
Exercise of options	—	665
Payments on capitalized lease obligations	(124)	(211)

Net cash (used in) provided by financing activities	(124)	1,954
Effect of exchange rate changes on cash and cash equivalents	(8)	(35)

Net decrease in cash and cash equivalents	(129)	(11,145)
Cash and cash equivalents, beginning of period	1,530	14,075

Cash and cash equivalents, end of period	$1,401	$2,930

Supplemental Cash Flow Information:
Interest paid	$90	$58

Income taxes paid	$18	$87

Non-cash investing and financing transactions:
Capitalized lease and insurance financing	$270	$254

Common stock issued in satisfaction of liabilities	$202	$—

Conversion of convertible debentures to common stock	$1,701	$—

Change in unrealized loss on securities available for sale	$(1)	$—

The accompanying notes are an integral part of the consolidated financial statements

STARBASE CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of presentation

The accompanying unaudited interim consolidated financial statements of Starbase Corporation, a Delaware corporation (the Company), as of September 30, 2002, and for the three and six months ended September 30, 2002, and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have not been presented. The interim consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the period presented. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the operating results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on Form 10-K, for the year ended March 31, 2002.

On July 29, 2002, the stockholders of the Company approved a one-for-ten reverse split of the Company’s common stock effective on July 31, 2002. The consolidated financial statements and accompanying notes to the consolidated financial statements have been adjusted to reflect the effect of the one-for-ten reverse split for all periods presented.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform with current year’s presentation. Allowance for doubtful accounts expense previously classified as a sales and marketing expense is now classified as a general and administrative expense. As a result, for the three months ended September 30, 2001, sales and marketing expense decreased by $850,000 and general and administrative expense increased by $850,000. For the six months ended September 30, 2001, sales and marketing expense decreased by $1.4 million and general and administrative expense increased by $1.4 million.

Management plans and going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management believes, based upon projected operating needs, that the Company’s working capital is insufficient for the Company to maintain its current level of operating activities through March 31, 2003. As shown in the consolidated financial statements, the Company has also experienced recurring losses from operations and has negative working capital at September 30, 2002. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing, and ultimately, to obtain successful operations. On May 22, 2002, the Company entered into a definitive purchase agreement to raise approximately $12.0 million through the sale of convertible preferred stock and warrants to institutional investors in a private placement. On July 29, 2002, the Company’s stockholders approved the financing and a one-for-ten reverse stock split at a special meeting of stockholders called for those purposes. Proceeds of the financing would have been used for working capital. In August 2002, the Company received notification from some investors that they were terminating their obligations under the purchase agreement, which was scheduled to close on August 13, 2002. As a result of the pending merger with Borland Software Corporation (Note 9), the Company terminated the private placement.

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

On October 8, 2002, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Borland Software Corporation, a Delaware corporation (Borland), and Galaxy Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Borland (Purchaser). Pursuant to the Merger Agreement, on October 8, 2002, Purchaser commenced a tender offer (Offer) for all outstanding shares of the Company’s common stock at a price of $2.75 per share, net to the seller in cash, without interest, subject to certain conditions, including the tender, without withdrawal prior to the expiration of the Offer, of at least a majority of the Company’s outstanding shares of common stock, including shares subject to the Company’s stock options with an exercise price per share less than $2.75 (Note 9).

In connection with the Merger Agreement, Borland also agreed to provide the Company a bridge loan of up to $2 million. In October 2002, the Company borrowed $750,000 against the bridge loan.

The initial expiration date of the Offer was November 8, 2002. In accordance with the Merger Agreement, the Offer has been extended until November 22, 2002. At the time of the initial expiration of the Offer, 6,674,933 shares of the Company’s common stock, or approximately 76.3% of the outstanding common shares, had been tendered and not withdrawn in the Offer.

2. New accounting pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001. Such adoption had no impact on the Company’s consolidated financial position or results of operations though September 30, 2002. The Company adopted SFAS No. 142 on April 1, 2002. As a result, the Company has reclassified assembled workforce into goodwill and has ceased amortization of goodwill, reducing annual amortization expense by approximately $10.4 million. The Company will continue to amortize developed technology and customer lists over their remaining lives. SFAS No. 142 also required the Company to perform a transition impairment test for goodwill by determining if the fair value of the Company’s reporting units is less than the carrying value of the reporting units. The Company completed the transition impairment testing during the quarter ended September 30, 2002 and determined that it did not have a transition impairment of goodwill. The Company will perform subsequent annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exists. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization is as follows:

(In thousands, except per share amounts)	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(3,104)	$(48,591)	$(6,698)	$(62,357)
Goodwill amortization	—	4,593	—	9,185

Adjusted net loss	$(3,104)	$(43,998)	$(6,698)	$(53,172)

Reported basic and diluted net loss per share	$(0.36)	$(7.10)	$(0.78)	$(9.14)
Goodwill amortization	—	0.67	—	1.35

Adjusted basic and diluted net loss per share	$(0.36)	$(6.43)	$(0.78)	$(7.79)

Basic and diluted weighted average common shares outstanding	8,595	6,841	8,580	6,822

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

The components of amortizing intangible assets as of September 30, 2002 are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization

Amortizing intangible assets
Patents and trademarks	$20	$20
Manufacturing license	385	139
Developed technology	19,489	11,773
Customer lists	1,969	1,597

Total	$21,863	$13,529

All identified intangible assets required to be amortized under SFAS No. 142 are amortized on a straight-line basis over their estimated lives. Estimated future amortization expense relating to these identified intangible assets is as follows:

(In thousands)
For years ended March 31,
2003	$6,029
2004	$4,707
2005	$560
2006	$82

Changes to goodwill during the six months ended September 30, 2002, including the effects of adopting SFAS No. 141 and SFAS No. 142, are as follows:

(In thousands)
Balance at March 31, 2002	$7,637
Assembled workforce reclassified to goodwill	1,920

Balance at September 30, 2002	$9,557

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with the exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of the entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should be measured and recorded at fair value. The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after March 31, 2002.

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

3. Composition of certain balance sheet captions

(In thousands)	September 30,	March 31,
	2002	2002

Property and equipment:
Computer hardware	$2,552	$2,527
Furniture and fixtures	1,335	1,330
Computer software	3,976	3,970
Leasehold improvements	707	707

	8,570	8,534
Less accumulated depreciation and amortization	(5,297)	(4,031)

	$3,273	$4,503

Intangible assets:
Patents and trademarks	$20	$20
Manufacturing license	385	385
Developed technology	19,489	19,489
Customer lists	1,969	1,969
Assembled workforce	—	2,907

	21,863	24,770
Less accumulated amortization	(13,529)	(11,451)

	$8,334	$13,319

Amounts recorded for non-cash equity based compensation for the three and six months ended September 30, 2002 and 2001 relate to the following consolidated statement of operations categories:

	Three months ended

(in thousands)	September 30, 2002	September 30, 2001

Research and development	$—	$24
Sales and marketing	15	18
General and administrative	107	106

	$122	$148

	Six months ended

(in thousands)	September 30, 2002	September 30, 2001

Research and development	$—	$48
Sales and marketing	34	36
General and administrative	264	254

	$298	$338

4. Net loss per share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Potentially dilutive shares, stock options, warrants, and Escrow Shares, have not been included where inclusion would be antidilutive. Escrow Shares (141,863) would have been released to the

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

founders upon attainment of certain defined cash flow requirements by October 21, 2002. The release of the Escrow Shares would have been deemed compensatory and, accordingly, would have resulted in charges to earnings equal to the fair market value of these shares recorded ratably over the period beginning on the date when management determined that the cash flow requirements were probable of being met and ending on the date when the goal was attained, causing the Escrow Shares to be released. Such charges could have substantially reduced the Company’s net income or increased the Company’s loss for financial reporting purposes in the periods such charges were recorded. Based upon historical and expected results, the Company has determined that the goal will not be met. On October 21, 2002, the Escrow shares were returned to the Company.

On July 29, 2002, the stockholders of the Company approved a one-for-ten reverse split of the Company’s common stock effective on July 31, 2002. Net loss per share for the periods presented reflect the one-for-ten reverse split.

Potentially dilutive securities, which consist of options to purchase 1,183,546 shares of common stock at prices ranging from $4.60 to $146.30 per share, warrants to purchase 383,691 shares of common stock at prices ranging from $3.20 to $68.13 per share and 141,863 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and six month periods ended September 30, 2002. Potentially dilutive securities, which consist of options to purchase 831,632 shares of common stock at prices ranging from $6.25 to $146.30 per share, warrants to purchase 89,308 shares of common stock at prices ranging from $7.30 to $68.13 per share and 141,863 common shares held in escrow were not included in the computation of diluted loss per share because such inclusion would have been antidilutive for the three and six month periods ended September 30, 2001.

5. Equity transactions

On July 29, 2002, the stockholders of the Company approved a one-for-ten reverse split of the Company’s common stock. The reverse stock split was effective on July 31, 2002.

Warrants

Warrant activity for the six month period ended September 30, 2002 is as follows:

		Warrant Price
	Shares	Per Share

Outstanding at March 31, 2002	367,078	$6.53-$68.13
Issued	31,250	$3.20
Expired	14,637	$38.80

Outstanding at September 30, 2002	383,691	$3.20-$68.13

6. Stock option plans

1996 Plan

In September 1996, the stockholders of the Company approved the 1996 Stock Option Plan (1996 Plan) as amended and restated. The 1996 Plan provides for the grant of non-qualified and incentive stock options to employees, directors, officers and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. A total of 283,333 shares of common stock have been authorized under the 1996 Plan, of which 126,773 were outstanding and none are available for future grants at September 30, 2002.

2001 Plan

In September 2001, the stockholders of the Company approved the 2001 Stock Plan (2001 Plan). The 2001 Plan provides for the grant of non-qualified and incentive stock options to employees, directors, officers and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. A total of 340,000 shares of common stock have been authorized under the 2001 Plan, of which 265,807 were outstanding and 74,193 are available for future grants at September 30, 2002.

Premia Plan

As a result of the acquisition of Premia Corporation, the Company assumed all of the outstanding options granted under the Premia ISO stock option plan (Premia Plan). At the date of acquisition, there were 27,008 options outstanding at a weighted-average exercise price of $14.80, of which 21,345 were exercisable at a weighted-average exercise price of $14.80. As of September 30, 2002, there were 16,025 options outstanding at a weighted-average exercise price of $14.80, of which 15,439 were exercisable at a weighted average exercise price of $14.80. No further options will be granted under the Premia Plan.

TBI Plan

As a result of the acquisition of Technology Builders, Inc., the Company assumed all of the outstanding options granted under the Technology Builders, Inc. Amended and Restated Stock Option and Incentive Stock Option Plan (TBI Plan). At the date of acquisition, there were 122,049 options outstanding at a weighted-average exercise price of $12.40, of which 78,795 were exercisable at a weighted-average exercise price of $8.90. As of September 30, 2002, there were 58,743 options outstanding at a weighted-average exercise price of $13.41, of which 49,194 were exercisable at a weighted-average exercise price of $11.64. No further options will be granted under the TBI Plan.

NSO Stock Option Program

The NSO Stock Option Program (NSO Program) allows the Company to grant nonstatutory stock options for employees, directors and consultants. Options are granted at exercise prices equal to the fair market value of the common stock on the date of grant. Generally, twenty-five percent of the options are available for exercise at the end of one year, while the remainder of the grant is exercisable ratably over the next thirty-six month period, provided the optionee remains in service to the Company. As of September 30, 2002, there were 1,549,777 options issued and outstanding at a weighted-average exercise price of $27.63, of which 891,567 were exercisable at a weighted-average price of $31.12.

Stock option activity for all plans for the six months ended September 30, 2002 was as follows:

		Weighted-
		Average Exercise
	Shares	Price

Outstanding at March 31, 2002	2,440,462	$25.32
Granted	16,200	$1.72
Lapsed or canceled	(439,537)	$33.65

Outstanding at September 30, 2002	2,017,125	$23.32

Exercisable at September 30, 2002	1,183,546	$26.04

Stock option summary information for stockholder approved plans (1996 Plan and 2001 Plan) at September 30, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average Exercise		Average Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$0.00-$5.00	124,891	9.3 years	$4.82	42,018	$4.90
$5.01-$10.00	154,116	8.5 years	$6.55	71,755	$6.84
$10.01-$15.00	72,495	3.5 years	$12.47	72,495	$12.47
$15.01-$20.00	41,078	4.3 years	$16.35	41,078	$16.35

	392,580	7.4 years	$8.12	227,346	$10.00

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Stock option summary information for assumed plans (Premia Plan and TBI Plan) at September 30, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average Exercise		Average Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$5.01-$10.00	23,750	4.4 years	$6.90	25,750	$6.90
$10.01-$15.00	34,147	6.1 years	$14.27	33,448	$14.26
$20.01-$25.00	15,064	7.7 years	$20.70	6,984	$20.70
$30.01-$35.00	1,807	8.3 years	$34.30	451	$34.30

	74,768	5.9 years	$13.71	64,633	$12.39

Stock option summary information for the plan not approved by stockholders (NSO Program) at September 30, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average Exercise		Average Exercise
Exercise Prices	Shares	Contractual Life	Price	Shares	Price

$0.00-$5.00	64,700	6.4 years	$3.73	22,400	$4.70
$5.01-$10.00	636,754	8.3 years	$6.33	279,302	$6.37
$10.01-$15.00	199,132	6.8 years	$13.20	146,033	$13.20
$15.01-$20.00	83,099	6.3 years	$17.21	68,812	$17.05
$20.01-$25.00	43,250	6.6 years	$21.80	31,671	$21.37
$25.01-$30.00	57,764	7.3 years	$26.01	52,448	$25.90
$30.01-$35.00	125,465	8.2 years	$33.43	51,543	$33.36
$35.01-$40.00	105,811	6.7 years	$38.15	87,839	$38.18
$40.01-$45.00	10,000	7.9 years	$40.96	5,217	$40.91
$45.01-$161.25	223,802	6.6 years	$104.60	146,302	$105.54

	1,549,777	7.5 years	$27.63	891,567	$31.12

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

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

Operating segment data for the three and six months ended September 30, 2002 and 2001 was as follows:

	Starbase	Third party
	product	product
	licenses	licenses	Maintenance	Services	Total
(In thousands)
Three months ended September 30, 2002:
Revenues	$4,450	$547	$2,640	$1,576	$9,213
Cost of revenues	1,452	436	106	991	2,985

Gross margin	$2,998	$111	$2,534	$585	$6,228

Three months ended September 30, 2001:
Revenues	$5,574	$545	$2,457	$1,952	$10,528
Cost of revenues	4,741	216	63	1,693	6,713

Gross margin	$833	$329	$2,394	$259	$3,815

	Starbase	Third party
	product	product
	licenses	licenses	Maintenance	Services	Total
(In thousands)
Six months ended September 30, 2002:
Revenues	$9,391	$697	$5,070	$3,147	$18,305
Cost of revenues	2,859	459	137	2,319	5,774

Gross margin	$6,532	$238	$4,933	$828	$12,531

Six months ended September 30, 2001:
Revenues	$11,777	$1,729	$5,073	$4,003	$22,582
Cost of revenues	6,749	1,263	338	3,517	11,867

Gross margin	$5,028	$466	$4,735	$486	$10,715

8. Accounts receivable purchase agreement

On April 19, 2002, the Company entered into an Accounts Receivable Purchase Agreement with Silicon Valley Bank. The term of the Agreement is for one year and it allows the Company to sell up to $4.0 million of its accounts receivable with a finance charge equal to 5.0% above Prime Rate for the gross average daily outstanding balance and a collateral handling fee equal to 0.5% per month of the average daily outstanding balance. There is a minimum finance charge of $15,000 per month. In connection with this agreement, the Company issued to Silicon Valley Bank warrants to purchase 31,250 shares of its common stock at $3.20 per share. The fair value of these warrants, using the Black-Scholes model at the date of grant, was $78,000 and was recorded as non-cash equity compensation during the three months ended June 30, 2002. At September 30, 2002, the Company had not sold any of its accounts receivables to Silicon Valley Bank.

9. Subsequent events

On October 8, 2002, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Borland Software Corporation, a Delaware corporation (Borland), and Galaxy Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Borland (Purchaser). Pursuant to the Merger Agreement, on October 8, 2002, Purchaser commenced a tender offer (Offer) for all outstanding shares of the Company’s common stock at a price of $2.75 per share, net to the seller in cash, without interest, subject to certain conditions, including the tender, without withdrawal

STARBASE CORPORATION
Notes to the Consolidated Financial Statements (Continued)
(Unaudited)

prior to the expiration of the Offer, of at least a majority of the Company’s outstanding shares of common stock, including shares subject to the Company’s stock options with an exercise price per share less than $2.75.

In connection with the Merger Agreement, Borland also agreed to provide the Company a bridge loan of up to $2 million. In October 2002, the Company borrowed $750,000 against the bridge loan.

Additionally, in connection with the Merger Agreement, James Harrer, the Company’s President and CEO, and certain other the Company’s stockholders entered into agreements pursuant to which such stockholders agreed to tender shares of the Company held by them, which represent in the aggregate approximately 0.94% percent of the outstanding shares of the Company’s common stock as of October 8, 2002.

Borland and Purchaser commenced the Offer on October 11, 2002. The Offer and withdrawal rights were scheduled to expire at 12:00 midnight, New York City time, on November 8, 2002. On November 11, 2002, Borland extended its offer until 12:00 midnight, Eastern Standard Time, on Friday, November 22, 2002 in accordance with the Merger Agreement to obtain tenders of at least 90% of the outstanding shares of the Company’s common stock so that the Merger may be completed without a vote of the Company’s shareholders under applicable law.

As of midnight, Eastern Standard Time, on November 8, 2002, approximately 6,674,993 shares of the Company’s common stock, or approximately 76.3% of the outstanding shares had been tendered.

The Merger Agreement also provides that following consummation of the Offer and the satisfaction or waiver of certain conditions, Purchaser will be merged with and into the Company (Merger) with the Company surviving the Merger as a wholly owned subsidiary of Borland, and all remaining publicly held outstanding shares of the Company’s common stock (other than common shares held by stockholders who properly exercise appraisal right under applicable Delaware law) will be converted into the right to receive $2.75 per share, net, in cash, without interest.

On October 8, 2002, the Company entered into a Settlement Agreement and Release (Agreement) with World Web Investors, LLC (LLC) and ABN AMRO CAPITAL USA (ABM AMRO) to resolve certain claims and disputes relating to the Company’s acquisition of worldweb.net, Inc. Within 30 days following the execution of the Agreement the Company agreed to pay the LLC $50,000 in full settlement of legal fees. In addition, within 180 days of the Agreement, the Company agrees to pay the LLC $500,000 for full settlement of any and all claims by the LLC or any of its members, and ABN AMRO.

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

Accounts Receivable

We sell our products worldwide. We perform ongoing credit evaluations of our customers and generally do not require collateral. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of our reserves is based on historical experience and our analysis of the accounts receivable balances outstanding. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. We implemented SFAS No. 141 on July 1, 2001. Such adoption had no impact on our consolidated financial position or results of operations though September 30, 2002. We adopted SFAS No. 142 on April 1, 2002. As a result, the Company has reclassified assembled workforce into goodwill and has ceased amortization of goodwill, reducing annual amortization expense by approximately $10.4 million. We will continue to amortize developed technology and customer lists over their remaining lives. SFAS No. 142 also required the Company to perform a transition impairment test for goodwill by determining if the fair value of the Company’s reporting units is less than the carrying value of the reporting units. The Company completed the transition impairment testing during the quarter ended September 30, 2002 and determined that it did not have a transition impairment of goodwill. The Company will perform subsequent annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exists. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization is as follows:

(In thousands, except per share amounts)	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported net loss	$(3,104)	$(48,591)	$(6,698)	$(62,357)
Goodwill amortization	—	4,593	—	9,185

Adjusted net loss	$(3,104)	$(43,998)	$(6,698)	$(53,172)

Reported basic and diluted net loss per share	$(0.36)	$(7.10)	$(0.78)	$(9.14)
Goodwill amortization	—	0.67	—	1.35

Adjusted basic and diluted net loss per share	$(0.36)	$(6.43)	$(0.78)	$(7.79)

Basic and diluted weighted average common shares outstanding	8,595	6,841	8,580	6,822

Research and development costs

We expense research and development costs as incurred as the technological feasibility of the new software products and the enhancements of existing software products is not established until all product development is substantially completed.

Results of Operations

The following table summarizes our results of operations as a percentage of total revenue for the three and six months ended September 30, 2002 and 2001.

	Three months ended		Six months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
License	54.2%	58.2%	55.1%	59.8%
Maintenance	28.7	23.3	27.7	22.5
Service	17.1	18.5	17.2	17.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
License	7.6	4.8	4.8	9.2
Service	10.8	16.1	12.7	15.6
Amortization and write-down of intangibles	14.0	42.9	14.0	27.8

Total cost of revenues	32.4	63.8	31.5	52.6

Gross margin	67.6	36.2	68.5	47.4
Operating expenses:
Research and development	26.0	36.7	27.5	36.8
Sales and marketing	53.4	73.2	54.0	72.4
General and administrative	17.6	20.3	17.4	20.3
Non-cash equity based compensation	1.3	1.4	1.6	1.5
Amortization and write-down of intangibles	2.6	365.9	2.6	192.7

Total operating expenses	100.9	497.5	103.1	323.7

Loss from operations	(33.3)	(461.3)	(34.7)	(276.3)
Interest and other income (expense)	(0.3)	0.0	(1.8)	0.5

Loss before income taxes	(33.6)	(461.3)	(36.5)	(275.8)
Provision for income taxes	0.1	0.2	0.1	0.3

Net loss	(33.7)%	(461.5)%	(36.6)%	(276.1)%

Three Months Ended September 30, 2002 and 2001

Revenues

Revenues were $9.2 million and $10.5 million for the three month periods ended September 30, 2002 and 2001, respectively, representing a decrease of $1.3 million or 12%. International revenues accounted for less than 10% of total revenue in the three months ended September 30, 2002 and 28% of total revenue in the three months ended September 30, 2001.

License — License revenues were $5.0 million and $6.1 million for the three month periods ended September 30, 2002 and 2001, respectively, representing a decrease of $1.1 million or 18%. License revenues represented 54.2% and 58.2% of total revenues for the three months ended September 30, 2002 and 2001, respectively. The decrease in license revenues was due to decreased demand for our CaliberRM products.

Maintenance — Maintenance revenues were $2.6 million and $2.5 million for the three month periods ended September 30, 2002 and 2001, respectively, representing an increase of $183,000 or 7%. Maintenance revenues represented 28.7% and 23.3% of total revenues for the three months ended September 30, 2002 and 2001, respectively. The increase in maintenance revenues was due to increased renewal maintenance contracts sold.

Service — Service revenues were $1.6 million and $2.0 million for the three month periods ended September 30, 2002 and 2001, respectively, representing a decrease of $376,000 or 19%. Service revenues represented 17.1% and 18.5% of total revenues for the three months ended September 30, 2002 and 2001, respectively. The decrease in service revenues was due to fewer billable headcount available to perform training and consulting.

Cost of Revenues

License — License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and royalties. License cost of revenues was $703,000 and $510,000 for the three month periods ended September 30, 2002 and 2001, respectively, representing an increase of $193,000 or 38%. License cost of revenues as a percentage of license revenue was 14.1% and 8.3% for the three months ended September 30, 2002 and 2001, respectively. The increase in license cost of revenues was due to lower margin sales of third party products resulting in higher license cost of revenues.

Service — Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues was $991,000 and $1.7 million for the three month periods ended September 30, 2002 and 2001, respectively, representing a decrease of $702,000 or 41%. Service cost of revenues as a percentage of service revenue was 62.9% and 86.7% for the three months ended September 30, 2002 and 2001, respectively. The decrease in service costs of revenues was due to lower salary expense as a result of lower headcount in the services organization along with the lower costs related to the decrease in personnel.

Amortization and write-down of intangibles — Amortization of intangibles consists of the amortization of developed technology associated with the Premia, Genitor, worldweb.net and Technology Builders acquisitions. Amortization of intangibles was $1.3 million and $4.5 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $3.2 million or 71%. Amortization and write-down of intangibles as a percentage of total revenue was 14.0% and 42.9% for the three months ended September 30, 2002 and 2001, respectively. As a result of the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the weoldweb.net acquisition, during the three months ended September 30, 2001, we evaluated the recoverability of the amounts recorded for developed technology acquired in the worldweb.net acquisition. We compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amount recorded for developed technology was impaired. As a result, during the quarter ended September 30, 2001, we wrote down the value of developed technology by $2.7 million.

Gross Margin

Gross margin was $6.2 million and $3.8 million for the three months ended September 30, 2002 and 2001, respectively, representing an increase of $2.4 million or 63%. Gross margin was 67.6% and 36.2% of total revenues for the three months ended September 30, 2002 and 2001, respectively. The increase in gross margin was due to lower amortization and write-down of intangibles partially offset by lower margin on third party products we resell.

Operating Expenses

Research and development expenses — Research and development expenses include salaries and other expenses related to the development of new products and the enhancements of our current products. Research and development expenses were $2.4 million and $3.9 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $1.5 million or 38%. The decrease in research and development expenses was due to lower salary and other personnel expenses associated with a 38% reduction in research and development headcount from the prior year.

Sales and marketing — Sales and marketing expenses were $5.0 million and $6.9 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $1.9 million or 27%. The decrease in sales and marketing expenses was due to lower salary and other personnel expenses associated with a 32% reduction in sales and marketing headcount from the prior year.

General and administrative — General and administrative expenses were $1.5 million and $3.0 million for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $1.5 million or 49%. The decrease in general and administrative expenses was due to lower salary and other personnel expenses associated with a 14% reduction in general and administrative headcount from the prior year along with lower legal and allowance for doubtful accounts expenses.

Non-cash equity based compensation — Non-cash equity based compensation was $122,000 and $148,000 for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $24,000. Non-cash equity based compensation expense represents the fair market value at the date of grant of stock options and warrants to purchase our common stock granted to non-employees amortized over the vesting period.

Amounts recorded for non-cash equity based compensation for the three months ended September 30, 2002 and 2001 relate to the following consolidated statement of operations categories:

	Three months ended

(in thousands)	September 30, 2002	September 30, 2001

Research and development	$—	$24
Sales and marketing	15	18
General and administrative	107	106

	$122	$148

Amortization and write-down of intangibles — Amortization of intangibles was $240,000 and $38.5 million for the three months ended September 30, 2002 and 2001, respectively. On April 1, 2002, we adopted SFAS No. 142. As a result, we ceased amortization of goodwill and subsumed assembled workforce assets of $1.9 million into goodwill. The remaining balance of unamortized goodwill is $9.6 million at September 30, 2002. As a result of the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the worldweb.net acquisition, during the quarter ended September 30, 2001, we compared the carrying amounts of goodwill acquired in the worldweb.net and ObjectShare acquisitions to current cash flow forecasts and the original cash flow forecasts at the date of acquisitions and determined that the amounts recorded for goodwill were impaired. As a result, we wrote-down the value of goodwill related to worldweb.net by $23.4 million and the value of goodwill related to ObjectShare by $7.7 million. We compared the carrying amount of customer lists acquired in the TBI acquisition to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amount recorded for customer lists was impaired. As a result, we wrote down the value of customer lists related to TBI by $792,000. We also wrote-down the values recorded for assembled workforce related to worldweb.net and TBI by $859,000 and $838,000, respectively, to reflect the substantial reduction in workforce.

Interest and other income (expense) — Interest and other income was $(29,000) and $9,000 for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $38,000. The decrease was due to lower interest income resulting from less cash being available to invest.

Provision for income taxes — Provision for income taxes was $10,000 and $30,000 for the three months ended September 30, 2002 and 2001, respectively, representing a decrease of $20,000. This represents the minimum amount required for state taxes. The Company has not recorded a current or deferred provision for deferral income taxes for any period to date, as a result of losses incurred since its inception.

Six Months Ended September 30, 2002 and 2001

Revenues

Revenues were $18.3 million and $22.6 million for the six month periods ended September 30, 2002 and 2001, respectively, representing a decrease of $4.3 million or 19%. International revenues accounted for less than 10% of total revenue for the six months ended September 30, 2002 and 17% of total revenue in the six months ended September 30, 2001.

License — License revenues were $10.1 million and $13.5 million for the six month periods ended September 30, 2002 and 2001, respectively, representing a decrease of $3.4 million or 25%. License revenues represented 55.1% and 59.8% of total revenues for the six months ended September 30, 2002 and 2001, respectively. The decrease in license revenues was due to decreased demand for our CaliberRM, CodeWright and eXpressroom products and a decrease in the amount of third party products we resold.

Maintenance — Maintenance revenues were $5.1 million for the six month periods ended September 30, 2002 and 2001. Maintenance revenues represented 27.7% and 22.5% of total revenues for the six months ended September 30, 2002 and 2001, respectively.

Service — Service revenues were $3.1 million and $4.0 million for the six month periods ended September 30, 2002 and 2001, respectively, representing a decrease of $856,000 or 21%. Service revenues represented 17.2% and 17.7% of total revenues for the six months ended September 30, 2002 and 2001, respectively. The decrease in service revenues was due to fewer billable headcount available to perform training and consulting.

Cost of Revenues

License — License cost of revenues consists primarily of manufacturing and related costs such as media, documentation, product assembly and royalties. License cost of revenues was $872,000 and $2.1 million for the six month periods ended September 30, 2002 and 2001, respectively, representing a decrease of $1.2 million or 58%. License cost of revenues as a percentage of license revenue was 8.6% and 15.5% for the six months ended September 30, 2002 and 2001, respectively. The decrease in license cost of revenues was due to lower third party product sales resulting in a reduction of license cost of revenues.

Service — Service cost of revenues consists of the costs associated with performing training and consulting services. Service cost of revenues were $2.3 million and $3.5 million for the six month periods ended September 30, 2002 and 2001, respectively, representing a decrease of $1.2 million or 34%. Service cost of revenues as a percentage of service revenue was 73.7% and 87.9% for the six months ended September 30, 2002 and 2001, respectively. The decrease in service costs of revenues was due to lower salary expense as a result of lower headcount in the services organization along with the lower costs related to the decrease in personnel.

Amortization and write-down of intangibles — Amortization of intangibles consists of the amortization of developed technology associated with the Premia, Genitor, worldweb.net and Technology Builders acquisitions. Amortization of intangibles was $2.6 million and $6.3 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of $3.7 million. Amortization and write-down of intangibles as a percentage of total revenue was 14.0% and 27.8% for the six months ended September 30, 2002 and 2001, respectively. As a result of the continuing deterioration of the economy, the resulting decrease in IT spending and the lack of demand for the products obtained in the worldweb.net acquisition, during the three months ended September 30, 2001, we evaluated the recoverability of the amounts recorded for developed technology acquired in the worldweb.net acquisition. We compared the carrying amounts of intangible assets to current cash flow forecasts and the original cash flow forecasts at the date of acquisition and determined that the amount recorded for developed technology was impaired. As a result, during the quarter ended September 30, 2001, we wrote down the value of developed technology by $2.7 million.

Gross Margin

Gross margin was $12.5 million and $10.7 million for the six months ended September 30, 2002 and 2001, respectively, representing an increase of $1.8 million or 17%. Gross margin was 68.5% and 47.4% of total revenues for the six months ended September 30, 2002 and 2001, respectively. The increase in gross margin was a result of lower amortization and write-down of intangible expense partially offset by lower margin on third party product we resell.

Operating Expenses

Research and development expenses — Research and development expenses include salaries and other expenses related to the development of new products and the enhancements of our current products. Research and development expenses were $5.0 million and $8.3 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of $3.3 million or 39%. The decrease in research and development expenses was due to lower salary and other personnel expenses associated with a 38% reduction in research and development headcount from the prior year.

Sales and marketing — Sales and marketing expenses were $10.1 million and $15.0 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of $4.9 million or 33%. The decrease in sales and marketing expenses was due to lower salary and other personnel expenses associated with a 32% reduction in sales and marketing headcount from the prior year.

General and administrative — General and administrative expenses were $2.9 million and $5.9 million for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of $3.0 million or 50%. The decrease in general and administrative expenses was due to lower salary and other personnel expenses associated with a 14% reduction in general and administrative headcount from the prior year along with lower legal and allowance for doubtful accounts expenses.

Non-cash equity based compensation — Non-cash equity based compensation was $298,000 and $338,000 for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of $40,000. Non-cash equity based compensation expense represents the fair market value at the date of grant of stock options and warrants to purchase our common stock granted to non-employees amortized over the vesting period.

Amounts recorded for non-cash equity based compensation for the six months ended September 30, 2002 and 2001 relate to the following consolidated statement of operations categories:

	Six months ended

(in thousands)	September 30, 2002	September 30, 2001

Research and development	$—	$48
Sales and marketing	34	36
General and administrative	264	254

	$298	$338

Amortization and write-down of intangibles — Amortization and write-down of intangibles was $480,000 and $43.5 million for the six months ended September 30, 2002 and 2001, respectively. This includes amortization of goodwill, customer list and assembled workforce associated with the SITE, Premia, ObjectShare, worldweb.net and Technology Builders acquisitions.

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

Interest and other income (expense) — Interest and other income (expense) was $(333,000) and $106,000 for the six months ended September 30, 2002 and 2001, respectively, representing a decrease of $439,000. The decrease was due to lower interest income resulting from less cash being available to invest.

Provision for income taxes — Provision for income taxes was $18,000 and $87,000 for the six months ended September 30, 2002 and 2001. This represents the minimum amount required for state taxes. The Company has not recorded a current or deferred provision for deferral income taxes for any period to date, as a result of losses incurred since its inception.

Inflation

Inflation has not had a significant effect on our results of operations of financial position for the three and six month periods ended September 30, 2002 and 2001.

Liquidity and Capital Resources

We have funded our business, to date, primarily from the issuance of equity and debt securities. Cash and cash equivalents as of September 30, 2002 were $1.4 million and as March 31, 2002 were $1.5 million. At September 30, 2002 we had negative working capital of $5.0 million, compared to negative working capital of $3.0 million at March 31, 2002.

Net cash provided by operating activities was $32,000 for the six months ended September 30, 2002 and net cash used in operating activities was $12.3 million for the six months ended September 30, 2001. The increase in cash provided by operating activities was due to a lower net loss, an increase in deferred revenue and a decrease in accounts payable partially offset by an increase in write-down of intangibles and depreciation and amortization expense and decrease in accounts receivable.

Net cash used in investing activities was $29,000 and $716,000 million for the six months ended September 30, 2002 and 2001, respectively. The decrease was due to a decrease in capital expenditures.

Net cash used in financing activities was $124,000 for the six months ended September 30, 2002 and net cash provided by financing activities was $2.0 million for the six months ended September 30, 2001.

Accounts receivable, net of allowances decreased to $5.8 million at September 30, 2002 from $8.0 million at March 31, 2002. The decrease was a result of lower sales volume along with an improvement in our collection efforts as our Days Sales Outstanding (DSO) improved to 59 days at September 30, 2002 from 66 days at March 31, 2002.

Minimum rental commitments under lease agreements at September 30, 2002 are as follows:

Non-cancelable
Year ending March 31,	Operating Leases

(In thousands)
2003	$2,476
2004	2,310
2005	2,352
2006	1,431

Total payments	$8,569

Management believes, based upon projected operating needs, that our working capital is insufficient for us to maintain our current level of operating activities through March 31, 2003. We have also experienced recurring losses from operations and have negative working capital at September 30, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern. On May 22, 2002, we entered into a definitive purchase agreement to raise approximately $12.0 million through the sale of convertible preferred stock and warrants to institutional investors in a private placement. On July 29, 2002, our stockholders approved the financing and a one-for-ten reverse stock split at a special meeting of stockholders called for those purposes. Proceeds of the financing would have been be used for working capital. In August 2002, we received notification from some investors that they were terminating their obligations under the purchase agreement, which was scheduled to close on August 13, 2002. As a result of the pending merger with Borland Software Corporation, we terminated the private placement.

In connection with the Merger Agreement, Borland also agreed to provide the Company a bridge loan of up to $2 million. In October 2002, the Company borrowed $750,000 against the bridge loan.

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

141 on July 1, 2001. Such adoption had no impact on our consolidated financial position or results of operations though June 30, 2002. We adopted SFAS No. 142 on April 1, 2002. As a result, the Company has reclassified assembled workforce into goodwill and has ceased amortization of goodwill, reducing annual amortization expense by approximately $10.4 million. We will continue to amortize developed technology and customer lists over their remaining lives. SFAS No. 142 also required the Company to perform a transition impairment test for goodwill by determining if the fair value of the Company’s reporting units is less than the carrying value of the reporting units. The Company completed the transition impairment testing during the quarter ended September 30, 2002 and determined that it did not have a transition impairment of goodwill. The Company will perform subsequent annual impairment reviews during the fourth fiscal quarter of each year, or earlier if indicators of potential impairment exists. Future impairment reviews may result in charges against earnings to write-down the value of intangible assets.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with the exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined in EITF 94-3, was recognized at the date of the entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should measured and recorded at fair value. We will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after March 31, 2002.

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

Since our inception, we have had a history of losses and, as of September 30, 2002, we had an accumulated deficit of $186.5 million. Further, the cash requirements to run our business have been and will continue to be significant. In the past, we had negative cash flow from operations. We anticipate incurring additional losses until we can successfully develop, market and distribute our products. Developing our software products is difficult and time consuming and requires the coordinated participation of various technical and marketing personnel and, at times, independent third-party suppliers. If our personnel and third parties are unable to work together and coordinate their efforts in order to quickly and cost-efficiently develop our products, the development process may encounter delays, which could lead to increased operating expenses and future losses. The likelihood of the success of our business must be considered in light of the problems, expenses, difficulties, complications and unforeseen delays frequently encountered in connection with the development of new software technologies. Further, our ability to achieve or sustain our revenue or profit goals depends on a number of factors outside of our control, including the extent to which:

•	there is market acceptance of commercial services utilizing our products;

•	our competitors announce and develop competing products or significantly lower their prices; and

•	our customers promote our product.

IF WE ARE UNABLE TO ACHIEVE POSITIVE OPERATING RESULTS OR OUR PENDING MERGER WITH BORLAND SOFTWARE CORPORATION IS NOT COMPLETED, WE MAY NEED TO RAISE ADDITIONAL CAPITAL AND MAY NOT BE ABLE TO CONTINUE TO OPERATE AS A GOING CONCERN

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

At September 30, 2002, our current capital resources were $7.2 million and consisted of $1.4 million of cash and $5.8 million of accounts receivable. We also had $6.3 million in liabilities that will need to be paid with cash and negative working capital of $5.0 million.

Our independent auditors’ report from Deloitte and Touche LLP dated May 28, 2002 indicated a substantial doubt about our ability to continue as a going concern. Management also believes, based upon projected operating needs, that our working capital is insufficient for us to maintain our current level of operating activities through March 31, 2003. We have also experienced recurring losses from operations and have negative working capital at September 30, 2002. These factors, among others, raise substantial doubt about our ability to continue as a going concern. On May 22, 2002, we entered into a definitive purchase agreement to raise approximately $12.0 million through the sale of convertible preferred stock and warrants to institutional investors in a private placement. On July 29, 2002, our stockholders approved the financing and a one-for-ten reverse stock split at a special meeting of stockholders called for those purposes. Proceeds of the financing would have been used for working capital. In August, we received notification from some investors that they were terminating their obligations under the purchase agreement, which was scheduled to close on August 13, 2002. As a result of the pending merger with Borland Software Corporation we terminated the private placement.

In connection with the Merger Agreement, Borland also agreed to provide the Company a bridge loan of up to $2 million. In October 2002, the Company borrowed $750,000 against the bridge loan.

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

WE RELY HEAVILY ON SALES OF STARTEAM AND IF IT DOES NOT SUSTAIN MARKET OR IT DECREASES IN ACCEPTANCE, WE ARE LIKELY TO EXPERIENCE LARGER LOSSES

For the quarter ended September 30, 2002, we generated 47% of our total revenues and 57% of our licensing revenues from licenses of our StarTeam product line. We believe that revenues generated from StarTeam will continue to account for a large percentage of our revenues for the foreseeable future. A decline in the price of, or demand for, StarTeam would have a material adverse effect on our business, operating results and financial condition. The following events may reduce the demand for StarTeam:

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

IF OUR OUTSTANDING WARRANTS AND OPTIONS ARE EXERCISED, THERE WILL BE FURTHER DILUTION TO OUR COMMON STOCKHOLDERS

As of September 30, 2002, we had 383,691 warrants to purchase the equivalent number of shares of our common stock outstanding at prices ranging from $3.20 to $68.13. In addition, as of September 30, 2002, we had 2,017,125 stock options granted outstanding with a weighted-average exercise price of $23.32, of which 1,183,546 are exercisable at a weighted-average exercise price of $26.04. Exercise of either the outstanding warrants or granted stock options will dilute the position of our common stockholders.

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

ITEM 4
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of a date within 90 days prior to the filing date of this quarterly report (Evaluation Date). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

Changes in Internal Controls

Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II

ITEM 5
OTHER INFORMATION

On October 8, 2002, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Borland Software Corporation, a Delaware corporation (Borland), and Galaxy Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Borland (Purchaser). The Merger Agreement provides for Purchaser commencing a tender offer (Offer) for all outstanding shares of the Company’s common stock at a price of $2.75 per share, net to the seller in cash, without interest, subject to certain conditions, including the tender, without withdrawal prior to the expiration of the Offer, of at least a majority of the Company’s outstanding shares of common stock, including shares subject to the Company’s stock options with an exercise price per share less than $2.75.

In connection with the Merger Agreement, Borland also agreed to provide the Company a bridge loan of up to $2 million. In October 2002, the Company borrowed $750,000 against the bridge loan.

Additionally, in connection with the Merger Agreement, James Harrer, the Company’s President and CEO, and certain other the Company’s stockholders entered into agreements pursuant to which such stockholders agreed to tender shares of the Company held by them, which represent in the aggregate approximately 0.94% percent of the outstanding shares of the Company’s common stock as of October 8, 2002.

Borland and Purchaser commenced the Offer on October 11, 2002. The Offer and withdrawal rights were scheduled to expire at 12:00 midnight, New York City time, on November 8, 2002. On November 11, 2002, Borland extended its offer until 12:00 midnight, Eastern Standard Time, on Friday, November 22, 2002 in accordance with the Merger Agreement to obtain tenders of at least 90% of the outstanding shares of the Company’s common stock so that the Merger may be completed without a vote of the Company’s shareholders under applicable law.

As of midnight, Eastern Standard Time, on November 8, 2002, approximately 6,674,993 shares of the Company’s common stock, or approximately 76.3% of the outstanding shares had been tendered.

The Merger Agreement also provides that following consummation of the Offer and the satisfaction or waiver of certain conditions, Purchaser will be merged with and into the Company (Merger) with the Company surviving the Merger as a wholly owned subsidiary of Borland, and all remaining outstanding shares of the Company’s common stock will be converted into the right to receive $2.75 per share, net, in cash, without interest.

For further information refer to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the Securities and Exchange Commission on October 11, 2002, as amended.

ITEM 6
EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit		Ref./
Number	Description Of Document	Page

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Settlement Agreement and Release with World Web Investors, LLC and ABN AMRO CAPITAL USA.

(b)	Reports on Form 8-K

In a report filed on Form 8-K, dated October 8, 2002, the Company reported the Agreement and Plan of Merger with Borland Software Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STARBASE CORPORATION (Registrant)

November 19 , 2002 Date	/s/ James A. Harrer James A. Harrer Chief Executive Officer

/s/ Douglas S. Norman Douglas S. Norman Chief Financial Officer

CERTIFICATIONS

I, James A. Harrer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starbase Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James A. Harrer

Chief Executive Officer

Date: November 19, 2002

I, Douglas S. Norman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Starbase Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Douglas S. Norman

Chief Financial Officer

Date: November 19, 2002

EXHIBIT INDEX

Exhibit		Ref./
Number	Description Of Document	Page

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Settlement Agreement and Release with World Web Investors, LLC and ABN AMRO CAPITAL USA.